Form 10QSB
period 2003-03-31
UNITED COMMUNITY BANKSHARES OF FLORIDA INC
filed 2003-05-14
CIK 1230299

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10 – QSB

(Mark One)

[X] Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2003

[  ] Transition report under Section 13 or 15(d) of the Exchange Act

For the transition period from __________________ to __________________

Commission file number 333-

UNITED COMMUNITY BANKSHARES OF FLORIDA, INC.

(Exact Name of Small Business Issuer as Specified in Its Charter)

Florida	04-3691059

(State or Other Jurisdiction	(I.R.S. Employer
of Incorporation or Organization)	(Identification No.

1411 Edgewater Drive, Suite 200
Orlando, Florida 32804
(Address of Principal Executive Offices)
(407) 447-0386
(Issuer’s Telephone Number, Including Area Code)

(Former Name, Former Address and Former Fiscal Year, if Changed, Since Last Report)

     Check whether the issuer: (1) filed all reports required to be filed by Section 12,13 or 15(d) Of the Exchange Act during the past 12 months (or for such shorter period that the registrant was Required to file such reports), and (2) has been subject to such filing requirements for the past 90 Days:

YES [X] NO [  ]

State the number of shares outstanding of each of the issuer’s classes of common equity, as

Of the latest practicable date;

Common Stock, par value $.01 per share	3,247,114 Shares

(class)	Outstanding at May 7, 2003

UNITED COMMUNITY BANKSHARES OF FLORIDA, INC.

INDEX

PART I.FINANCIAL INFORMATION

Item 1. Financial Statements

Page

Condensed Consolidated Balance Sheets – At March 31, 2003 and at December 31, 2002 (unaudited)	2
Condensed Consolidated Statements of Operations – Three Months ended March 31, 2003 and 2002 (unaudited)	3
Condensed Consolidated Statements of Changes in Shareholders’ Equity Three Months Ended March 31, 2003 and 2002 (unaudited)	4
Condensed Consolidated Statements of Cash Flows - Three Months Ended March 31, 2003 and 2002 (unaudited)	5
Notes to condensed Consolidated Financial Statements (unaudited)	6-7
Item 2. Management’s Discussion and Analysis of Financial Condition And Results of Operations	8-11
Item 3. Controls and Procedures	11
PART II. OTHER INFORMATION
Item 6. Exhibits and Reports on Form 8-K	12
SIGNATURES	13

PART 1. Financial Information

Item 1. Financial Statements

UNITED COMMUNITY BANKSHARES OF FLORIDA, INC.

Condensed Consolidated Balance Sheets
($ in thousands, except share amounts)
(Unaudited)

	March 31,	December 31,

	2003	2002

Assets
Cash and due from banks	$10,925	$4,441
Interest-bearing demand deposits with banks	15,340	5,092
Federal funds sold	51,486	15,033

	77,751	24,566
Total cash and cash equivalents
Securities available for sale	46,575	29,302
Loans, net of allowance for loan losses of $2,020 in 2003 and $1,014 in 2002	161,290	80,162
Premises and equipment, net	5,605	3,916
Federal Home Loan Bank stock, at cost	106	0
Accrued interest receivable	949	381
Deferred tax asset	490	226
Other Assets	1,425	93

Total Assets	$294,191	$138,646

Liabilities and Shareholders’ Equity
Liabilities:
Non-interest bearing demand deposits	$33,293	$16,130
Savings and NOW deposits	15,800	6,238
Money-market deposits	103,686	45,860
Time deposits	109,897	49,886

	262,676	118,114
Total Deposits
Other liabilities	1,057	270
Other Borrowings	1,205	794

Total Liabilities	264,938	119,178

Shareholders’ Equity:
Preferred stock	—	—
Common stock, $.01 par value; 20 million shares authorized; 3,069,388 and 2 million shares issued and outstanding at 2003 and 2002 respectively	31	20
Additional paid in capital	29,722	19,980
Accumulated deficit	(800)	(919)
Accumulated other comprehensive income	300	387

Total Shareholders’ equity	29,253	19,468

Total liabilities and Shareholders’ equity	$294,191	$138,646

UNITED COMMUNITY BANKSHARES OF FLORIDA, INC.

Condensed Consolidated Statements of Operations
($ in thousands, except share amounts)
(Unaudited)

	Three Months Ended
	March 31,

	2003	2002

Interest income:
Loans	$2,595	$777
Securities	356	298
Other interest-earning assets	151	62

Total interest income	3,102	1,137

Interest expense:
Deposits	1,340	406
Other borrowings	1	4

Total interest expense	1,341	410

Net interest income	1,761	727
Provision for loan losses	120	120

Net interest income after provision for loan losses	1,641	607

Noninterest income:
Service charges and fees	116	41
Gain on sale of Other Real Estate	27	—
Gain on sale of securities available for sale	5	—

Total noninterest income	148	41

Noninterest expense:
Salaries and employee benefits	721	424
Occupancy expense	161	91
Other	695	245

Total noninterest expense	1,577	760

Income (Loss) before income tax benefit	212	(112)
Income tax (benefit)	93	(41)

Net income (loss)	$119	$(71)

Earnings per share, basic and fully diluted	$0.04	$(0.04)

Weighted average number of common shares outstanding	2,914,921	2,000,000

Dividends per share	—	—

UNITED COMMUNITY BANKSHARES OF FLORIDA, INC.

(Unaudited)
(In thousands)

	Common Stock	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Shareholders' Equity

Balance December 31, 2001	$20	$19,980	$(786)	$(122)	$19,092

Comprehensive Income (Loss):
Net income (loss)	—	—	(71)	—	(71)
Net change in unrealized loss on securities available for sale	—	—	—	(31)	(31)

Comprehensive income (loss)	—	—	—	—	(102)

Balance at March 31, 2002	$20	$19,980	$(857)	$(153)	$18,990

Balance December 31, 2002	$20	$19,980	$(919)	$387	$19,468

Comprehensive Income:
Net income	—	—	119	—	119
Net change in unrealized gain on securities available for sale	—	—	—	(87)	(87)

Comprehensive income	—	—	—	—	32
Issuance of Common Shares in acquisition	11	9,742	—	—	9,753

Balance at March 31, 2003	$31	$29,722	$(800)	$300	$29,253

UNITED COMMUNITY BANKSHARES OF FLORIDA, INC.

Condensed Consolidated Statements of Cash Flows
($ in thousands, except share amounts)
(Unaudited)

	Three Months Ended
	March 31,

	2003	2002

Cash flows from operating activities:
Net Income (loss)	$119	$(71)
Adjustments to reconcile net income or loss to net cash provided by (used in) operating activities:
Depreciation	142	38
Provision for loan loss	120	120
Net amortization of securities available for sale	184	28
Deferred income taxes	93	(41)
Gain on sale of securities available for sale	(5)	—
Changes in balances of:
Interest Receivable	(37)	(64)
Interest Payable	(97)	13
Other accounts — net	77	(32)

Net cash provided by (used in) operating activities	596	(9)

Cash flows from investing activities:
Purchase of securities available for sale	(15,692)	—
Sales and calls of securities available for sale	3,354	—
Repayment of securities available for sale	6,209	943
Net increase in loans	(3,664)	(8,824)
Purchase of premises and equipment	(37)	(136)

Net cash used in investing activities	(9,830)	(8,017)

Cash flows from financing activities:
Net increase in deposits	36,415	23,398
Net increase in other borrowings	411	605

Net cash provided by financing activities	36,826	24,003

Net increase in cash and cash equivalents	27,592	15,977
Cash and cash equivalents at beginning of period	50,159	14,388

Cash and cash equivalents at end of period	$77,751	$30,365

Supplemental disclosure of cash flow information:
Cash paid during the period for interest	$1,438	$397

UNITED COMMUNITY BANKSHARES OF FLORIDA, INC.

Notes to Condensed Consolidated Financial Statements (unaudited)

(1)	Description of Business and Basis of Presentation.

United Community Bankshares of Florida, Inc. (the Holding Company) was incorporated as a Florida Corporation on April 15, 2002. On January 13, 2003, the Holding Company acquired 100% of the outstanding shares of United Heritage Bank and Community United Bank (the Banks) (collectively, the Company) pursuant to approval by the Federal Reserve to acquire the Banks through an exchange of Holding Company common shares for the outstanding shares in the Banks. This transaction has been accounted for as a combination of interests under common control as it relates to the acquisition of United Heritage Bank, and as a purchase transaction as it relates to Community United Bank.

The Holding Company’s only business is the ownership and operation of the Banks. The Banks are incorporated under the laws of the State of Florida and are Florida Banking Corporations. The Banks provide a variety of community banking services to businesses and individuals through their seven banking offices throughout Central Florida. The Banks deposits are insured by the FDIC to the extent provided by law.

The accompanying condensed consolidated financial statements include the accounts of the Holding Company and the Banks. All significant intercompany accounts have been eliminated in consolidation. The assets and liabilities acquired in the January 13,2003 purchase of Community United Bank and income and expense of that Bank from January 13, 2003 through March 31, 2003 are included in the accompanying condensed consolidated financial statements at and for the three months ending March 31, 2003. The condensed consolidated financial statements at December 31, 2002 and for the three months ending March 31, 2002 include only the accounts of the Holding Company and United Heritage Bank. Accordingly, the growth from December 31, 2002 through March 31, 2003 is due not only to growth of United Heritage but also to the acquisition of Community United Bank. The following table illustrates the components of this growth:

	March	Dec.		Acquired
	2003	2002	Increase	Amounts

Cash & cash equivalents	$77,751	$24,566	$53,185	$25,593
Earning assets	207,865	109,464	98,401	89,273
All other assets	8,575	4,616	3,959	3,873

Total Assets	$294,191	$138,646	$155,545	$118,739

Deposits	$262,676	$118,114	$144,562	$108,148
Other Liabilities	2,262	1,064	1,198	767
Equity	29,253	19,468	9,785	9824

Total Liabilities and Equity	$294,191	$138,646	$155,545	$118,739

UNITED COMMUNITY BANKSHARES OF FLORIDA, INC.

Notes to Condensed Consolidated Financial Statements (unaudited), Continued

(2)	Earnings per Share

Basic earnings per share have been computed on the basis of the weighted average number of shares of common stock outstanding during the period. Additional shares issuable under the stock option plan bring the weighted average shares for fully diluted per share purposes to 2,951,737 and 2,017,682 for the first quarter of 2003 and 2002, respectively.

(3)	Pro forma effect of Stock Options

As permitted by applicable accounting principles, management has elected to disclose rather than to record the compensatory effect of stock options granted to employee and directors. The pro forma effect has been determined by use of the Black — Scholes option pricing model, assuming no volatility, minimal dividends and average lives and exercise probability by option class. At March 31, 2003 employees held 194,080 options for shares of common stock, compared to 140,500 options at March 31, 2002. Options for 10,000 shares were granted during the three months ending March 31, 2003. No options were exercised or forfeited during that period.

Had the outstanding options been recorded, compensation and income would have been as follows:

	March

	2003	2002

Compensation as recorded	$721	$424
Pro forma effect of options	14	12

Pro forma compensation	$735	$436

Net Income (loss) as reported	$119	$(71)
Pro forma effect of options	(14)	(12)

Pro forma net income	$105)	$(83)

Earnings per share as reported	$.04	$(.04)
Pro forma effect of earnings per share	—	—

Pro forma earnings per share	$.04	$(.04)

(4)	Management Opinion

In the opinion of management, the accompanying condensed consolidated financial statements contain all adjustments (consisting of normal recurring accruals) necessary to present fairly the financial position at March 31, 2003 and the results of operations and cash flows for the three-month periods ended March 31, 2003 and 2002. The results of operations for the three months ended March 31, 2003 are not necessarily indicative of the results to be expected for the year ending December 31, 2003.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

UNITED COMMUNITY BANKSHARES OF FLORIDA, INC.

Liquidity

The Company’s primary sources of cash during the three months ended March 31, 2003 was from net deposit inflows of $36 million and proceeds from sale of securities of $3 million. Cash was primarily used to originate loans, net of principal repayments, totaling $3 million. At March 31, 2003, the Company had outstanding commitments to originate loans totaling $49 million. At March 31,2003, the Banks exceeded their regulatory liquidity requirements.

Capital Resources

The Banks are required to maintain certain regulatory capital requirements. The following is a summary at March 31, 2003 and 2002 of the regulatory capital requirements for the entities to remain well capitalized and the Banks actual capital of each entity on a percentage basis:

			Regulatory
			Requirement for
	March	March	Well - capitalized
	2003	2002	Entities

Consolidated
Total capital to risk-weighted assets	14.90%	30.54%	10.00%
Tier I capital to risk-weighted assets	13.88%	29.57%	6.00%
Tier I capital to total assets — leverage ratio	10.19%	21.65%	5.00%
United Heritage Bank
Total capital to risk-weighted assets	18.44%	30.54%	10.00%
Tier I capital to risk-weighted assets	17.47%	29.57%	6.00%
Tier I capital to total assets — leverage ratio	12.70%	21.65%	5.00%
Community United Bank
Total capital to risk-weighted assets	10.87%	12.66%	10.00%
Tier I capital to risk-weighted assets	9.78%	11.64%	6.00%
Tier I capital to total assets — leverage ratio	7.28%	9.12%	5.00%

Selected Ratios

The following rates are present for the dates and periods indicated:

	Three Months	Year Ended	Three Months
	Ended March	December 31,	Ended March
	31, 2003	2002	31, 2002

Average equity as a percentage of Average Assets	10.40%	17.35%	22.14%
Equity to total assets at end of period	9.62%	14.07%	18.44%
Return on average assets (1)	.17%	(0.12)%	(0.33)%
Return on average equity (1)	1.72%	0.69%	(1.48)%
Nonperforming loans and foreclosed real estate as	0.14%	—	—
A percentage of total assets at end of period

(1)	Annualized for the three months ended March 31.

UNITED COMMUNITY BANKSHARES OF FLORIDA, INC.

Results of Operations

     General. Net earnings for the three months ended March 31, 2003 was $119,000 or $.04 basic per share compared to a net loss of $71,000 or ($.04) loss per share for the three months ended March 31, 2002. The increase in the Company’s earnings was primarily due to an increase in net interest income and noninterest income, partially offset by an increase in noninterest expenses. The results of operations for the three months ended March 31, 2003 are not necessarily indicative of the results to be expected for the year ending December 31,2003.

     The acquisition of Community United Bank on January 13, 2003 contributed $180,466 net income for the first quarter 2003. Offsetting this, however, was approximately $106,000 after tax costs of the acquisition. Other items of income and expense also show significant increases for the quarter ending March 31, 2003 because of the inclusion in the first quarter 2003 of operations of the acquired Bank since its acquisition January 13, 2003.

     Interest Income and Expense. Interest income increased by $1,964,000, from $1,137,000 for the three months ended March 31, 2002 to $3,102,000 for the three months ended March 31, 2003. Interest income on loans increased $1,817,000 primarily due to an increase in the average loan portfolio balance from $45 million for the three months ended March 31, 2002 to $149 million for the comparable period in 2003 which was partially offset by a decrease in the weighted-average yield from 5.62% in 2002 to 5.27% in 2003. Interest on securities increased $58,000 primarily due to an increase in the average securities portfolio balance from $23 million in 2002 to $43million in 2003 partially offset by a decrease in the weighted average yield from 5.17 % in 2002 to 3.36% in 2003.

     Interest expense on interest-bearing deposits increased to $1,341,000 for the three months ended March 31, 2003 from $410,000 for the three months ended March 31, 2002. Interest expense on interest-bearing deposits increased due to an increase in the average balance from $55 million in 2002 to $197 million in 2003 which was partially offset by a decrease in the weighted rate paid from 2.92% in 2002 to 2.75% in 2003.

     The following table sets forth, for the periods indicated, information regarding (1) the total dollar amount of interest and dividend income for the Company from interest-earning assets and the resultant average yields; (II) the total dollar amount of interest expense on interest-bearing liabilities and the resultant average cost; (III) net interest income; (V) net interest margin.

UNITED COMMUNITY BANKSHARES OF FLORIDA, INC.

Results of Operations (Continued)

Comparison of the Three-Month Periods ended March 31, 2003 and 2002

	Three Months Ended March 31,

	2003			2002

		Interest	Average		Interest	Average
	Average	and	Yield/	Average	and	Yield/
	Balance	Dividends	Rate	Balance	Dividends	Rate

Interest-earning assets;
Loans	$149,178	2,595	7.05%	$44,599	777	7.07%
Securities	42,973	356	3.36%	23,383	298	5.17%
Other interest-earning assets (1)	46,566	151	1.32%	14,077	62	1.79%

Total interest-earning assets	238,717	3,102	5.27%	82,059	1,137	5.62%

Noninterest-earning assets	13,022			4,532

Total Assets	$251,739			$86,591

Interest-bearing liabilities:
Savings, NOW, money market deposit accounts	97,870	461	1.91%	35,329	215	2.47%
Time deposits	98,962	879	3.60%	19,944	191	3.88%
Other interest-bearing liabilities (2)	910	1	0.45%	1,679	4	0.97%

Total interest-bearing liabilities	197,742	1,341	2.75%	56,952	410	2.92%

Noninterest-bearing deposits	26,448			10,342
Noninterest-bearing liabilities	822			128
Stockholders’ equity	26,727			19,169

Total liabilities and stockholders’ equity	$251,739			$86,591

Net interest income		$1,761			$727

Interest-rate spread (3)			2.52%			2.70%

Net interest margin (4)			2.99%			3.59%

Ratio of average interest-earning assets to	1.21			1.44
average interest-bearing liabilities

(1)	Includes Federal Home Loan Bank stock, Federal Reserve stock, Federal Funds sold and interest-bearing deposits.

(2)	Includes securities sold under agreements to repurchase.

(3)	Interest-rate spread represents the difference between the average yield on interest-earning assets and the average rate of interest-bearing liabilities.

(4)	Net interest margin is net interest income divided by average interest-earning assets.

UNITED COMMUNITY BANKSHARES OF FLORIDA, INC.

Results of Operations (Continued)

     Provision for Loan Losses. The provision for loan losses is charged to operations to bring the total allowance to a level deemed appropriate by management and is based upon historical experience, the volume and type of lending conducted by the Company, industry standards, the amount of nonperforming loans, general economic conditions, particularly as they relate to the Company’s market areas, and the other factors related to the collectibility of the Company’s loan portfolio. The provision was $120,000 for the three months ended March 31, 2003 as well as for the comparable period in 2002. Management believes the approximate $2 million balance in the allowance for loan losses at March 31, 2003 is adequate.

     Noninterest Income. Noninterest income increased $107,000 during the three month period ended March 31, 2003 compared to the same period in 2002 primarily due to increased service charge fees and residential mortgage broker fees.

     Noninterest Expenses. Noninterest expenses increased $817,000 during the three-month period ended March 31, 2003 compared to the same period in 2002. Noninterest expenses increased primarily due to an increase in salaries and employee benefits and occupancy expense due to the opening of additional banking locations.

     Provision for Income Taxes. The income tax expense for the three months ended March 31, 2003 was $93,000 compared to a $43,000 tax benefit for the comparable 2002 period. The consolidated net operating loss of $147,000 at December 31, 2002 was substantially utilized during the first quarter of 2003.

Item 3. Controls and Procedures

Controls and Procedures

United Community Bankshares’s President and Chief Executive Officer and Treasurer have evaluated United Community Bankshares’ disclosure controls and procedures as of a date within 90 days prior to the date of this filing, and they conclude that these controls and procedures are effective. There have been no significant changes in internal controls or in other factors that could significantly affect these controls subsequent to the date of this evaluation.

Disclosure controls and procedures are United Community Bankshares’ controls and other procedures that are designed to ensure that information it is required to disclose in the reports it files under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation controls and procedures designed to ensure that information United Community Bankshares is required to disclose in the reports that it files under the Exchange Act is accumulated and communicated to management, including the principal executive and financial officers, as appropriate, to allow timely decisions regarding required disclosure.

UNITED COMMUNITY BANKSHARES OF FLORIDA, INC.

PART II. OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K

(a)     Exhibits

Exhibit No.	Description of Exhibit

3.1	Articles of Incorporation of United Community Bankshares of Florida, Inc.
3.2	Bylaws of United Community Bankshares of Florida, Inc.
10.1	Form of Employment Agreement entered into between the Bank and David G. Powers *
10.2	United Community Bankshares of Florida, Inc. Director Stock Option Plan*
10.3	United Community Bankshares of Florida, Inc. Officer and Employee Stock Option Plan*
10.4	United Community Bankshares of Florida, Inc. Stock Purchase Plan

•	Represents a management contract to compensatory plan or announcement required to be filed as an exhibit.

(b)	Reports on Form 8-K. There were no reports on Form 8-K filed during the three months ended March 31, 2003.

UNITED COMMUNITY BANKSHARES OF FLORIDA, INC.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned duly authorized.

UNITED COMMUNITY BANKSHARES OF FLORIDA, INC.

(Registrant)

Date: May 9, 2003	By:	/s/ David G. Powers David G. Powers, President and Chief Executive Officer

Date: May 9, 2003	By:	/s/ Shirley L. Tyler Shirley L. Tyler, Treasurer

I, David G. Powers, certify, that:

1.	I have reviewed this quarterly report on Form 10-QSB of United Community Bankshares of Florida, Inc.

2 Based on my knowledge, the quarterly report does not contain any untrue statement of material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report.

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.	The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a.	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including our consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared.

b.	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c.	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee or registrant’s board of directors (or persons performing the equivalent function):

a.	all significant deficiencies in the design or operation of the internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b.	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.	The registrant’s other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect the internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: May 9, 2003	By:	/s/ David G. Powers David G. Powers President and Chief Executive Officer

I, Shirley L. Tyler, certify, that:

1.	I have reviewed this quarterly report on Form 10-QSB of United Community Bankshares of Florida, Inc.

2 Based on my knowledge, the quarterly report does not contain any untrue statement of material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report.

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.	The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

d.	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including our consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared.

e.	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

f.	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee or registrant’s board of directors (or persons performing the equivalent function):

c.	all significant deficiencies in the design or operation of the internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

d.	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.	The registrant’s other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect the internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: May 9, 2003	By:	/s/ Shirley L. Tyler Shirley L. Tyler Treasurer

United Community Bankshares of Florida, Inc.
Form 10-QSB
For Fiscal Year Ending March 31, 2003

EXHIBIT INDEX

Exhibit
No.	Exhibit

3.1	Articles of Incorporation of United Community Bankshares of Florida, Inc.
3.2	Bylaws of United Community Bankshares of Florida, Inc.
10.1	Form of Employment Agreement entered into between the Bank and David G. Powers*
10.2	United Community Bankshares of Florida, Inc. Director Stock Option Plan*
10.3	United Community Bankshares of Florida, Inc. Officer and Employee Stock Option Plan*
10.4	United Community Bankshares of Florida, Inc. Stock Purchase Plan
99.1	Certification of President & Chief Executive Officer
99.2	Certification of Treasurer