Form 10QSB
period 2003-06-30
UNITED COMMUNITY BANKSHARES OF FLORIDA INC
filed 2003-08-13
CIK 1230299

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10 – QSB

(Mark One)

  ×   Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2003

       Transition report under Section 13 or 15(d) of the Exchange Act

For the transition period from           to

Commission file number 333-

UNITED COMMUNITY BANKSHARES OF FLORIDA, INC.

(Exact Name of Small Business Issuer as Specified in Its Charter)

Florida	04-3691059

(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer (Identification No.

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

YES   ×   NO

     State the number of shares outstanding of each of the issuer’s classes of common equity, as Of the latest practicable date;

Common Stock, par value $.01 per share	3,256,888 Shares

(class)	Outstanding at June 30, 2003

UNITED COMMUNITY BANKSHARES OF FLORIDA, INC.

INDEX

Page

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
Condensed Consolidated Balance Sheets – At June 30, 2003 and at December 31, 2002 (unaudited)	2
Condensed Consolidated Statements of Operations – Six Months and three months ended June 30, 2003 and 2002 (unaudited)	3
Condensed Consolidated Statements of Changes in Shareholders’ Equity Six Months Ended June 30, 2003 and 2002 (unaudited)	4
Condensed Consolidated Statements of Cash Flows - Six Months Ended June 30, 2003 and 2002 (unaudited)	5
Notes to condensed Consolidated Financial Statements (unaudited)	6-8
Item 2. Management’s Discussion and Analysis of Financial Condition And Results of Operations	8-11
Item 3. Controls and Procedures	12
PART II. OTHER INFORMATION
Item 6. Exhibits and Reports on Form 8-K	13
SIGNATURES	14

PART 1. Financial Information

Item 1. Financial Statements

UNITED COMMUNITY BANKSHARES OF FLORIDA, INC.

Condensed Consolidated Balance Sheets
($ in thousands, except share amounts)
(Unaudited)

	June 30,	December 31,

	2003	2002

Assets
Cash and due from banks	$13,080	$4,441
Interest-bearing demand deposits with banks	20,613	5,092
Federal funds sold	30,417	15,033

Total cash and cash equivalents	64,110	24,566
Securities available for sale	67,711	29,302
Loans, net of allowance for loan losses of $2,065 in 2003 and $1,014 in 2002	168,885	80,162
Premises and equipment, net	5,547	3,916
Federal Home Loan Bank stock, at cost	106	0
Accrued interest receivable	999	381
Deferred tax asset	427	226
Other Assets	1,587	93

Total Assets	$309,372	$138,646

Liabilities and Shareholders’ Equity
Liabilities:
Non-interest bearing demand deposits	$38,113	$16,130
Savings and NOW deposits	19,421	6,238
Money-market deposits	99,999	45,860
Time deposits	117,464	49,886

Total Deposits	274,997	118,114
Other liabilities	820	270
Other Borrowings	1,868	794

Total Liabilities	277,685	119,178

Shareholders’ Equity:
Preferred stock	—	—
Common stock, $.01 par value; 20 million shares authorized; 3,256,888 and 2 million shares issued and outstanding at 2003 and 2002 respectively	33	20
Additional paid in capital	31,970	19,980
Accumulated deficit	(564)	(919)
Accumulated other comprehensive income	248	387

Total Shareholders’ equity	31,687	19,468

Total liabilities and Shareholders’ equity	$309,372	$138,646

UNITED COMMUNITY BANKSHARES OF FLORIDA, INC.

Condensed Consolidated Statements of Operations
($ in thousands, except share amounts)
(Unaudited)

	Six Months Ended		2nd Quarter
	June 30,		June 30,

	2003	2002	2003	2002

Interest income:
Loans	$5,472	$1,724	$2,877	$947
Securities	664	625	308	327
Other interest-earning assets	342	165	191	103

Total interest income	6,478	2,514	3,376	1,377

Interest expense:
Deposits	2,837	971	1,497	565
Other borrowings	3	9	2	5

Total interest expense	2,840	980	1,499	570

Net interest income	3,638	1,534	1,877	807
Provision for loan losses	222	263	102	143

Net interest income after provision for loan losses	3,416	1,271	1,775	664

Noninterest income:
Service charges and fees	249	100	132	59
Gain on sale of Other Real Estate	28	—	3	—
Gain on sale of securities available for sale	5	—	—	—

Total noninterest income	282	100	135	59

Noninterest expense:
Salaries and employee benefits	1,459	847	738	423
Occupancy expense	325	179	170	88
Other	1,314	506	613	261

Total noninterest expense	3,098	1,532	1,521	772

Income (Loss) before income tax benefit	600	(161)	389	(49)
Income tax (benefit)	245	(56)	152	(15)

Net income (loss)	$355	$(105)	$237	$(34)

Basic earnings per share	$0.12	$(0.05)	$0.08	$(0.01)

Fully diluted earnings per share	$0.11	$(0.05)	$0.07	$(0.01)

UNITED COMMUNITY BANKSHARES OF FLORIDA, INC.

Condensed Consolidated Statements of Changes in Shareholder’s Equity
(Unaudited)
(In thousands)

				Accumulated
		Additional		Other	Total
	Common	Paid-in	Accumulated	Comprehensive	Shareholders'
	Stock	Capital	Deficit	Income (Loss)	Equity

Balance December 31, 2001	$20	$19,980	$(786)	$(122)	$19,092

Comprehensive Income (Loss):
Net income (loss)	—	—	(105)	—	(105)
Net change in unrealized loss on securities available for sale	—	—	—	259	259

Total Comprehensive Income	—	—	—	—	154

Balance at June 30, 2002	$20	$19,980	$(891)	$137	$19,246

Balance December 31, 2002	$20	$19,980	$(919)	$387	$19,468

Comprehensive Income:
Net income	—	—	355	—	355
Net change in unrealized gain on securities available for sale	—	—	—	(139)	(139)

Total Comprehensive Income	—	—	—	—	216
Issuance of Common Shares in acquisition	11	9,742	—	—	9,753
Issuance of Common Shares in Employee/Director Stock Offering	2	2,248	—	—	2,250

Balance at June 30, 2003	$33	$31,970	$(564)	$248	$31,687

UNITED COMMUNITY BANKSHARES OF FLORIDA, INC.

Condensed Consolidated Statements of Cash Flows
($ in thousands)
(Unaudited)

	Six Months Ended
	June 30,

	2003	2002

Cash flows from operating activities:
Net Income (loss)	$355	$(105)
Adjustments to reconcile net income or loss to net cash provided by (used in) operating activities:
Depreciation	246	79
Provision for loan loss	222	263
Net amortization of securities available for sale	481	62
Deferred income taxes	167	(56)
Gain on sale of securities available for sale	(5)	—
Changes in balances of:
Interest Receivable	(87)	(102)
Interest Payable	(203)	37
Other accounts — net	(143)	(3)

Net cash provided by (used in) operating activities	1,033	175

Cash flows from investing activities:
Purchase of securities available for sale	(48,748)	(9,948)
Sales and calls of securities available for sale	7,717	1,000
Repayment of securities available for sale	13,517	2,045
Net increase in loans	(11,578)	(19,287)
Purchase of premises and equipment	(50)	(1,485)

Net cash used in investing activities	(39,142)	(27,675)

Cash flows from financing activities:
Net increase in deposits	48,736	36,539
Net increase in other borrowings	1,074	(469)
Proceeds from issuance of stock	2,250	—

Net cash provided by financing activities	52,060	36,070

Net increase in cash and cash equivalents	13,951	8,570
Cash and cash equivalents at beginning of period	24,566	14,388
Cash and cash equivalents acquired in acquisition	25,593	—

Cash and cash equivalents at end of period	$64,110	$22,958

Supplemental disclosure of cash flow information:
Cash paid during the period for interest	$3,043	$944

Cash paid during the period for income taxes	$317,000	$—

UNITED COMMUNITY BANKSHARES OF FLORIDA, INC.

Notes to Condensed Consolidated Financial Statements (unaudited)

(1)	Description of Business and Basis of Presentation.

United Community Bankshares of Florida, Inc. (the Holding Company) was incorporated as a Florida corporation on April 15, 2002. On January 13, 2003, the Holding Company acquired 100% of the outstanding shares of United Heritage Bank and Community United Bank of Florida (the Banks) (collectively, the Company) through an exchange of Holding Company common shares for the outstanding shares in the Banks. This transaction has been accounted for as a combination of interests under common control as it relates to the acquisition of United Heritage Bank, and as a purchase transaction as it relates to Community United Bank.

The Holding Company’s only business is the ownership and operation of the Banks. The Banks are incorporated under the laws of the State of Florida and are Florida banking corporations. The Banks provide a variety of community banking services to businesses and individuals through their seven banking offices throughout Central Florida. The Bank’s deposits are insured by the FDIC to the extent provided by law.

The accompanying consolidated financial statements for the six months ending June 30, 2003 include the consolidated accounts of the Holding Company and the Banks. The accompanying financial statements for the six months ending June 30, 2002 include only one bank (United Heritage Bank). The January 13, 2003 acquisition of Community United Bank is the major contributor to the large increases in elements of operations when comparing the six months periods ending June 30, 2003 to June 30, 2002. The following table illustrates the components of this acquisition, with the remaining growth attributable to the normal course of business:

				Community
	June	June	Change	United Bank

	2003	2002		2002

	($ in thousands)
Net interest income	$3,638	$1,534	$2,104	$1,451
Provision for loan losses	222	263	(41)	191
Total noninterest income	282	100	182	61
Total noninterest expense	3,098	1,532	1,566	900

Income (loss) before income tax benefit	600	(161)	761	421
Income tax (benefit)	245	(56)	301	158

Net income (loss)	$355	$(105)	$460	$263

UNITED COMMUNITY BANKSHARES OF FLORIDA, INC.

Notes to Condensed Consolidated Financial Statements (unaudited), Continued

(2)	Earnings per Share

Basic earnings per share have been computed on the basis of the weighted average number of shares of common stock outstanding during the periods ending June 30, 2003 and June 30, 2002. Additional shares issuable under the Employee/Director Stock option plans increase the weighted average shares for fully diluted per share purposes for the six months ended June of 2003 and 2002, as follows:

	Six months ending
	June 2003	June 2002

Weighted average shares outstanding	3,071,310	2,000,000
Additional shares issuable under the stock option plans	32,347	12,773

Weighted average shares for fully diluted purposes	3,103,657	2,012,773

(3)	Pro forma effect of Stock Options

As permitted by applicable accounting principles, management has elected to disclose rather than to record the compensatory effect of stock options granted to employees and directors. The pro forma effect has been determined by use of the Black – Scholes option pricing model, assuming minimal volatility, no dividends and average lives and exercise probability by option class. At June 30, 2003 employees held options for 194,080 shares of common stock, compared to 140,500 options at June 30, 2002. No options were granted during the second quarter of 2003, nor were any options exercised or forfeited during that period.

Had the compensatory effect of outstanding options been recorded, compensation and income for the six months ending June 30, would have been as follows:

	2003	2002

	($in thousands)
Compensation as recorded	$1,459	$847
Pro forma effect of options	28	24

Pro forma compensation	$1,487	$871

Net Income (loss) as reported	$355	$(105)
Pro forma effect of options	(28)	(24)

Pro forma net income (loss)	$327	$(129)

Basic earnings per share as reported	$.12	$(.05)
Pro forma effect of options	(.01)	(.01)

Pro forma basic earnings per share	$.11	$(.06)

Fully diluted earnings per share as reported	$.11	$(.05)
Pro forma effect of options	—	(.01)

Pro forma fully diluted earnings per share	$.11	$(.06)

UNITED COMMUNITY BANKSHARES OF FLORIDA, INC.

Notes to Condensed Consolidated Financial Statements (unaudited), Continued

(4)	Management Opinion

In the opinion of management, the accompanying condensed consolidated financial statements contain all adjustments (consisting of normal recurring accruals) necessary to present fairly the financial position at June 30, 2003 and the results of operations and cash flows for the three and six month periods ended June 30, 2003 and 2002. The results of operations for the six months ended June 30, 2003 are not necessarily indicative of the results to be expected for the year ending December 31, 2003.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Liquidity

The Company’s primary sources of cash during the six months ended June 30, 2003 was from net deposit inflows of $48 million and proceeds from repayments of securities available for sale as well as maturities and calls of securities totaling $21 million. Cash was primarily used to originate loans, net of principal repayments, totaling $12 million. At June 30, 2003, the Company had unfunded loan commitments totaling $51 million. At June 30, 2003, the Bank’s liquidity exceeded the minimum regulatory liquidity requirements.

Capital Resources

The Banks are required to maintain certain regulatory capital requirements. The following is a summary at June 30, 2003 and 2002 of the regulatory capital requirements for the entities to remain well capitalized and the Banks actual capital of each entity on a percentage basis:

			Regulatory
			Requirement for
	June	June	Well - capitalized
	2003	2002	Entities

Consolidated
Total capital to risk-weighted assets	15.59%	25.56%	10.00%
Tier I capital to risk-weighted assets	14.58%	24.59%	6.00%
Tier I capital to total assets – leverage ratio	10.08%	17.21%	5.00%
United Heritage Bank
Total capital to risk-weighted assets	18.28%	25.56%	10.00%
Tier I capital to risk-weighted assets	17.30%	24.59%	6.00%
Tier I capital to total assets – leverage ratio	11.41%	17.21%	5.00%
Community United Bank
Total capital to risk-weighted assets	11.79%	11.20%	10.00%
Tier I capital to risk-weighted assets	10.74%	10.18%	6.00%
Tier I capital to total assets – leverage ratio	7.90%	8.13%	5.00%

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations, Continued

UNITED COMMUNITY BANKSHARES OF FLORIDA, INC.

Selected Ratios

The following rates on a consolidated basis are present for the dates and periods indicated:

	Six Months Ended	Six Months ended
	June 30,2003	June 30, 2002

Average equity as a percentage of average assets	10.69%	17.65%
Equity to total assets at end of period	10.24%	16.68%
Return on average assets (1)	.25%	(0.10)%
Return on average equity (1)	2 .36%	(0.59)%
Nonperforming loans and foreclosed real estate as a percentage of total assets at end of period	0.16%	—

(1)	Annualized for the six months ended June 30.

UNITED COMMUNITY BANKSHARES OF FLORIDA, INC.

Results of Operations

     General. Net earnings for the six months ended June 30, 2003 reflect the consolidated results of operations of the Holding company and the Banks. The net earnings for the six months ended June 30, 2002 reflect only the financial data for United Heritage Bank. Net earnings for the six months ended June 30, 2003 was $355,000 or $.12 basic earnings per share compared to a net loss of $105,000 or ($.05) loss per share for the six months ended June 30, 2002. The increase in the Company’s earnings, excluding the acquisition of January 13, 2003, was primarily due to an increase in net interest income and noninterest income, partially offset by an increase in noninterest expenses.

     The results of operations for the second quarter of 2003 may be more reflective of normalized quarterly results since the first quarter results were impacted by the acquisition costs of acquiring Community United Bank on January 13, 2003 and excluded Community United Bank’s earnings in 2003 before the acquisition.

     Interest Income and Expense. Interest income increased by $3,964,000, from $2,514,000 for the six months ended June 30, 2002 to $6,478,000 for the six months ended June 30, 2003. Interest income on loans increased $3,748,000 primarily due to an increase in the average loan portfolio balance from $53 million for the six months ended June 30, 2002 to $160 million for the comparable period in 2003 and a slight increase in the weighted-average yield from 6.57% in 2002 to 6.88% in 2003. Interest on securities increased $39,000 primarily due to an increase in the average securities portfolio balance from $26 million in 2002 to $48 million in 2003 partially offset by a decrease in the weighted average yield from 4.80 % in 2002 to 2.77% in 2003.

Interest expense on interest-bearing deposits increased to $2,837,000 for the six months ended June 30, 2003 from $971,000 for the six months ended June 30, 2002. Interest expense on interest-bearing liabilities increased due to an increase in average balances from $75 million in 2002 to $223 million in 2003, partially offset by a decrease in the weighted rate paid from 2.62% in 2002 to 2.57% in 2003.

The following table sets forth, for the periods indicated, information regarding (I) the total dollar amount of interest and dividend income for the Company from interest-earning assets and the resultant average yields; (II) the total dollar amount of interest expense on interest-bearing liabilities and the resultant average cost; (III) net interest income; (IV) net interest spread; and (V) net interest margin.

UNITED COMMUNITY BANKSHARES OF FLORIDA, INC.

Results of Operations (Continued)

Comparison of the Six-Month Periods ended June 30, 2003 and 2002

	Six Months Ended June 30,

	2003			2002

			($ in thousands)
		Interest	Average		Interest	Average
	Average	and	Yield/	Average	and	Yield/
	Balance	Dividends	Rate	Balance	Dividends	Rate

Interest-earning assets; Loans	$160,479	$5,472	6.88%	$48,165	$1,724	7.22%
Securities	48,426	664	2.77%	24,837	625	5.07%
Other interest-earning assets (1)	57,074	342	1.21%	18,960	165	1.75%

Total interest-earning assets	265,979	6,478	4.91%	91,962	2,514	5.51%

Noninterest-earning assets	18,289			5,686

Total Assets	$284,268			97,648

Interest-bearing liabilities:
Savings, NOW, money market deposit accounts	$111,463	$934	1.69%	$37,710	$465	2.49%
Time deposits	110,130	1,903	3.48%	26,881	506	3.80%
Other interest-bearing liabilities (2)	1,209	3	0.50%	1,671	9	1.09%

Total interest-bearing liabilities	222,802	2,840	2.57%	66,262	980	2.98%

Noninterest-bearing deposits	30,045			11,956
Noninterest-bearing liabilities	1,027			264
Stockholders’ equity	30,394			19,166

Total liabilities and stockholders’ equity	$284,268			$97,648

Net interest income		$3,638			$1,534

Interest-rate spread (3)			2.34%			2.53%

Net interest margin (4)			2.76%			3.36%

Ratio of average interest-earning assets to average interest-bearing liabilities	1.19			1.39

(1)	Includes Federal Home Loan Bank stock, Federal Funds sold and interest-bearing deposits.

(2)	Includes securities sold under agreements to repurchase and notes payable.

(3)	Interest-rate spread represents the difference between the average yield on interest-earning assets and the average rate of interest-bearing liabilities.

(4)	Net interest margin is net interest income divided by average interest-earning assets.

UNITED COMMUNITY BANKSHARES OF FLORIDA, INC.

Results of Operations (Continued)

     Provision for Loan Losses. The provision for loan losses is charged to operations to bring the total allowance to a level deemed appropriate by management and is based upon historical experience, the volume and type of lending conducted by the Company, industry standards, the amount of nonperforming loans, general economic conditions, particularly as they relate to the Company’s market areas, and the other factors related to the collectibility of the Company’s loan portfolio. The provision was $222,000 for the six months ended June 30, 2003 and $263,000 for the comparable period in 2002. Management believes the approximate $2 million balance in the allowance for loan losses at June 30, 2003 is adequate.

     Noninterest Income. Noninterest income increased $181,000 during the six month period ended June, 2003 compared to the same period in 2002 primarily due to increased service charge fees and residential mortgage broker fees.

     Noninterest Expenses. Noninterest expenses increased $1,566,000 during the six-month period ended June 30, 2003 compared to the same period in 2002. Noninterest expenses increased primarily the cost associated with the opening of new banking locations. This includes salaries, occupancy expense and operational expenses.

     Provision for Income Taxes. Income tax expense for the six months ended June 30, 2003 was $245,000 compared to a $56,000 tax benefit for the comparable 2002 period. The consolidated net operating loss carryover of $147,000 at December 31, 2002 was utilized during the first and second quarter of 2003. The company expects a blended rate for current and deferred federal and state income tax of approximately 40% of pre-tax earnings for the balance of the year.

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

UNITED COMMUNITY BANKSHARES OF FLORIDA, INC.

PART II. OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K

(a)	Exhibits

Exhibit No.	Description of Exhibit

31.1	Certification of President & Chief Executive Officer Pursuant to Section 302 of the Sarbanes – Oxley Act

31.2	Certification of Treasurer Pursuant to Section 302 of the Sarbanes – Oxley Act

32.1	Certification of President & Chief Executive Officer Pursuant to Section 906 of the Sarbanes – Oxley Act

32.2	Certification of Treasurer Pursuant to Section 906 of the Sarbanes – Oxley Act

(b)	Reports on Form 8-K. There were no reports on Form 8-K filed during the three months ended June 30, 2003.

UNITED COMMUNITY BANKSHARES OF FLORIDA, INC.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned duly authorized.

UNITED COMMUNITY BANKSHARES OF FLORIDA, INC.
(Registrant)

Date:	August 12, 2003	By:	/s/ David G. Powers

David G. Powers, President and Chief Executive Officer

Date:	August 12, 2003	By:	/s/ Shirley L. Tyler

Shirley L. Tyler, Treasurer

United Community Bankshares of Florida, Inc.
Form 10-QSB
For Six Months Ending June 30, 2003

EXHIBIT INDEX

Exhibit
No.	Exhibit

31.1	Certification of President & Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act

31.2	Certification of Treasurer Pursuant to Section 302 of the Sarbanes-Oxley Act

32.1	Certification of President & Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act

32.2	Certification of Treasurer Pursuant to Section 906 of the Sarbanes-Oxley Act