Form 10QSB
period 2003-09-30
UNITED COMMUNITY BANKSHARES OF FLORIDA INC
filed 2003-11-07
CIK 1230299

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10 – QSB

(Mark One)

[X]	Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2003

[ ]	Transition report under Section 13 or 15(d) of the Exchange Act

For the transition period from ________________ to ___________

Commission file number 333-______________

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

YES [X]  NO  [   ]

          State the number of shares outstanding of each of the issuer’s classes of common equity, as Of the latest practicable date;

Common Stock, par value $.01 per share	3,256,888 Shares

(class)	Outstanding at September 30, 2003

UNITED COMMUNITY BANKSHARES OF FLORIDA, INC.

INDEX

		Page

PART I.	FINANCIAL INFORMATION
Item 1.	Financial Statements
	Condensed Consolidated Balance Sheets - At September 30, 2003 and at December 31, 2002 (unaudited)	2
	Condensed Consolidated Statements of Operations - Nine Months and three months ended September 30, 2003 and 2002 (unaudited)	3
	Condensed Consolidated Statements of Changes in Shareholders’ Equity Nine Months Ended September 30, 2003 and 2002 (unaudited)	4
	Condensed Consolidated Statements of Cash Flows - Nine Months Ended September 30, 2003 and 2002 (unaudited)	5
	Notes to condensed Consolidated Financial Statements (unaudited)	6-8
Item 2.	Management’s Discussion and Analysis of Financial Condition And Results of Operations	9-12
Item 3.	Controls and Procedures	12
PART II.	OTHER INFORMATION
Item 6.	Exhibits and Reports on Form 8-K	13
SIGNATURES		14

PART 1. Financial Information

Item 1. Financial Statements

UNITED COMMUNITY BANKSHARES OF FLORIDA, INC.

Condensed Consolidated Balance Sheets
($ in thousands, except share amounts)
(Unaudited)

	September	December 31,
	2003	2002

Assets
Cash and due from banks	$15,100	$4,441
Interest-bearing demand deposits with banks	14,657	5,092
Federal funds sold	29,376	15,033

Total cash and cash equivalents	59,133	24,566
Securities available for sale	62,017	29,302
Loans, net of allowance for loan losses of $2,171 in 2003 and $1,014 in 2002	183,407	80,162
Premises and equipment, net	5,470	3,916
Federal Home Loan Bank stock, at cost	106	0
Accrued interest receivable	979	381
Deferred tax asset	994	226
Other Assets	1,620	93

Total Assets	$313,726	$138,646

Liabilities and Shareholders’ Equity
Liabilities:
Non-interest bearing demand deposits	$34,506	$16,130
Savings and NOW deposits	27,599	6,238
Money-market deposits	97,425	45,860
Time deposits	120,179	49,886

Total Deposits	279,709	118,114
		—
Other liabilities	816	270
Other Borrowings	1,920	794

Total Liabilities	282,445	119,178

Shareholders’ Equity:
Preferred stock	—	—
Common stock, $.01 par value; 20 million shares authorized; 3,256,888 and 2 million shares issued and outstanding at 2003 and 2002 respectively	33	20
Additional paid in capital	31,970	19,980
Accumulated deficit	(306)	(919)
Accumulated other comprehensive income (loss)	(416)	387

Total Shareholders’ equity	31,281	19,468

Total liabilities and Shareholders’ equity	$313,726	$138,646

UNITED COMMUNITY BANKSHARES OF FLORIDA, INC.
Condensed Consolidated Statements of Operations
($ in thousands, except share amounts)
(Unaudited)

	Nine Months Ended		3rd Quarter
	September 30,		September 30,

	2003	2002	2003	2002

Interest income:
Loans	$8,452	$2,876	$2,980	$1,152
Securities	951	980	287	355
Other interest-earning assets	457	230	115	65

Total interest income	9,860	4,086	3,382	1,572

Interest expense:
Deposits	4,245	1,618	1,408	647
Other borrowings	5	13	2	4

Total interest expense	4,250	1,631	1,410	651

Net interest income	5,610	2,455	1,972	921
Provision for loan losses	412	412	190	149

Net interest income after provision for loan losses	5,198	2,043	1,782	772

Noninterest income:
Service charges and fees	377	163	128	63
Gain on sale of Other Real Estate	28	—	—	—
Gain on sale of securities available for sale	5	33	—	33

Total noninterest income	410	196	128	96

Noninterest expense:
Salaries and employee benefits	2,211	1,309	752	462
Occupancy expense	504	395	179	216
Other	1,899	677	585	171

Total noninterest expense	4,614	2,381	1,516	849

Income (Loss) before income taxes	994	(142)	394	19
Income tax (benefit)	381	(41)	136	15

Net income (loss)	$613	$(101)	$258	$4

Basic earnings per share	$0.20	$(0.04)	$0.08	$—

Fully diluted earnings per share	$0.19	$(0.06)	$0.08	$—

UNITED COMMUNITY BANKSHARES OF FLORIDA, INC.
Condensed Consolidated Statements of Changes in Shareholders Equity
(Unaudited)
($ in thousands)

				Accumulated
		Additional		Other	Total
	Common	Paid-in	Accumulated	Comprehensive	Shareholders’
	Stock	Capital	Deficit	Income (Loss)	Equity

Balance December 31, 2001	$20	$19,980	$(786)	$(122)	$19,092

Comprehensive Income (Loss):
Net income (loss)	—	—	(101)	—	(101)
Net change in unrealized loss on securities available for sale	—	—	—	408	408

Total Comprehensive Income	—	—	—	—	307

Balance at September 30, 2002	$20	$19,980	$(887)	$286	$19,399

Balance December 31, 2002	$20	$19,980	$(919)	$387	$19,468

Comprehensive Income:
Net income	—	—	613	—	613
Net change in unrealized gain on securities available for sale	—	—	—	(803)	(803)

Total Comprehensive Income	—	—	—	—	(190)
Issuance of Common Shares in acquisition	11	9,742	—	—	9,753
Issuance of Common Shares in Employee/Director Stock Offering	2	2,248	—	—	2,250

Balance at September 30, 2003	$33	$31,970	$(306)	$(416)	$31,281

UNITED COMMUNITY BANKSHARES OF FLORIDA, INC.
Condensed Consolidated Statements of Cash Flows
($ in thousands)
(Unaudited)

	Nine Months Ended
	September 30,

	2003	2002

Cash flows from operating activities:
Net Income (loss)	$613	$(101)
Adjustments to reconcile net income or loss to net cash provided by (used in) operating activities:
Depreciation	368	123
Provision for loan loss	412	412
Net amortization of securities available for sale	912	143
Deferred income taxes	—	(42)
Gain on sale of securities available for sale	(5)	(33)
Changes in balances of:
Interest Receivable	(67)	(148)
Interest Payable	(316)	42
Other accounts - net	(172)	50

Net cash provided by (used in) operating activities	1,745	446

Cash flows from investing activities:
Purchase of securities available for sale	(55,698)	(14,068)
Sales and calls of securities available for sale	4,243	2,706
Repayment of securities available for sale	28,018	4,150
Net increase in loans	(26,080)	(31,483)
Purchase of premises and equipment	(78)	(2,575)

Net cash used in investing activities	(49,595)	(41,270)

Cash flows from financing activities:
Net increase in deposits	53,448	42,672
Net increase in other borrowings	1,126	(978)
Proceeds from issuance of stock	2,250	—

Net cash provided by financing activities	56,824	41,694

Net increase in cash and cash equivalents	8,974	870
Cash and cash equivalents at beginning of period	24,566	14,388
Cash and cash equivalents acquired in acquisition	25,593	—

Cash and cash equivalents at end of period	$59,133	$15,258

Supplemental disclosure of cash flow information:
Cash paid during the period for interest	$4,566	$1,589

Cash paid during the period for income taxes	$536	$—

UNITED COMMUNITY BANKSHARES OF FLORIDA, INC.

Notes to Condensed Consolidated Financial Statements (unaudited)

(1)	Description of Business and Basis of Presentation.

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

The accompanying consolidated financial statements for the nine months ending September 30, 2003 include the consolidated accounts of the Holding Company and the Banks. The accompanying financial statements for the nine months ending September 30, 2002 include only one bank (United Heritage Bank). The January 13, 2003 acquisition of Community United Bank is the major contributor to the large increases in elements of operations when comparing the nine month periods ending September 30, 2003 to September 30, 2002. It should also be noted that United Heritage Bank prior to the acquisition was still in the de novo classification for banks. The following table illustrates the components of this acquisition, with the remaining growth attributable to the normal course of business:

				Community
	September	September	Change	United Bank

	2003	2002		2002

		($ in thousands)
Net interest income	$5,610	$2,455	$3,155	$2,334
Provision for loan losses	412	412	—	259
Total noninterest income	410	196	214	94
Total noninterest expense	4,614	2,381	2,233	1,394

Income (loss) before income tax benefit	994	(142)	1,136	775
Income tax (benefit)	381	(41)	422	292

Net income (loss)	$613	$(101)	$714	$483

UNITED COMMUNITY BANKSHARES OF FLORIDA, INC.

Notes to Condensed Consolidated Financial Statements (unaudited), Continued

(2)	Earnings per Share

Basic earnings per share have been computed on the basis of the weighted average number of shares of common stock outstanding during the periods ending September 30, 2003 and September 30, 2002. Additional shares issuable under the Employee/Director Stock option plans increase the weighted average shares for fully diluted per share purposes for the nine months ended September of 2003 and 2002, as follows:

	Period ending September 30

	Nine months ending		Quarter ending

	9/30/03	9/30/02	9/30/03	9/30/02

Weighted average shares outstanding	3,133,849	2,000,000	3,256,888	2,000,000
Shares issuable under stock option plan	32,347	12,773	32,347	12,773

Weighted average shares fully diluted	3,166,196	2,012,773	3,289,235	2,012,773

(3)	Pro forma effect of Stock Options

As permitted by applicable accounting principles, management has elected to disclose rather than to record the compensatory effect of stock options granted to employees and directors. The pro forma effect has been determined by use of the Black–Scholes option pricing model, assuming minimal volatility, no dividends and average lives and exercise probability by option class. At September 30, 2003 employees held options for 194,080 shares of common stock, compared to 140,500 options at September 30, 2002. No options were granted during the third quarter of 2003, nor were any options exercised or forfeited during that period.

Had the compensatory effect of outstanding options been recorded, compensation and income for the nine months ending September 30, would have been as follows:

	2003	2002

	($ in thousands)
Compensation as recorded	$2,211	$1,309
Pro forma effect of options	43	36

Pro forma compensation	$2,254	$1,345

Net Income (loss) as reported	$613	$(101)
Pro forma effect of options	(43)	(36)

Pro forma net income (loss)	$570	$(137)

Basic earnings per share as reported	$.20	$(.05)
Pro forma effect of options	(.02)	(.02)

Pro forma basic earnings per share	$.18	$(.07)

Fully diluted earnings per share as reported	$.18	$(.07)
Pro forma effect of options	—	—

Pro forma fully diluted earnings per share	$.18	$(.07)

UNITED COMMUNITY BANKSHARES OF FLORIDA, INC.

Notes to Condensed Consolidated Financial Statements (unaudited), Continued

(4)	Management Opinion

In the opinion of management, the accompanying condensed consolidated financial statements contain all adjustments (consisting of normal recurring accruals) necessary to present fairly the financial position at September 30, 2003 and the results of operations and cash flows for the three and nine month periods ended September 30, 2003 and 2002. The results of operations for the nine months ended September 30, 2003 are not necessarily indicative of the results to be expected for the year ending December 31, 2003.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Liquidity

The Company’s primary sources of cash during the nine months ended September 30, 2003 was from net deposit inflows of $53 million and proceeds from repayments of securities available for sale as well as maturities and calls of securities totaling $32 million. Cash was primarily used to originate loans, net of principal repayments, totaling $26 million. At September 30, 2003, the Company had unfunded loan commitments totaling $58 million. At September 30, 2003, the Bank’s liquidity exceeded the minimum regulatory liquidity requirements.

Capital Resources

The Banks are required to maintain certain regulatory capital requirements. The following is a summary at September 30, 2003 and 2002 of the regulatory capital requirements for the entities to remain well capitalized and the Banks’ actual capital of each entity on a percentage basis:

			Regulatory
			Requirement for
	September	September	well - capitalized
	2003	2002	Entities

Consolidated
Total capital to risk-weighted assets	14.64%	22.62%	10.00%
Tier I capital to risk-weighted assets	13.63%	21.60%	6.00%
Tier I capital to total assets – leverage ratio	9.54%	15.91%	5.00%
United Heritage Bank
Total capital to risk-weighted assets	16.83%	22.62%	10.00%
Tier I capital to risk-weighted assets	15.81%	21.60%	6.00%
Tier I capital to total assets – leverage ratio	10.63%	15.91%	5.00%
Community United Bank
Total capital to risk-weighted assets	11.95%	11.24%	10.00%
Tier I capital to risk-weighted assets	10.97%	10.18%	6.00%
Tier I capital to total assets – leverage ratio	8.20%	7.56%	5.00%

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations, Continued

UNITED COMMUNITY BANKSHARES OF FLORIDA, INC.

Selected Ratios

The following rates on a consolidated basis are present for the dates and periods indicated:

	Nine Months Ended	Nine Months ended
	September 30, 2003	September 30, 2002

Average equity as a percentage of average assets	10.35%	18.37%
Equity to total assets at end of period	9.97%	16.00%
Return on average assets (1)	.28%	(0.13)%
Return on average equity (1)	2 .71%	(0.70)%
Nonperforming loans and foreclosed real estate as a percentage of total assets at end of period	0.23%	—

(1) Annualized for the nine months ended September 30.

UNITED COMMUNITY BANKSHARES OF FLORIDA, INC.

Results of Operations

     General. Net earnings for the nine months ended September 30, 2003 reflect the consolidated results of operations of the Holding company and the Banks. The net earnings for the nine months ended September 30, 2002 reflect only the financial data for United Heritage Bank. Net earnings for the nine months ended September 30, 2003 were $613,000 or $.19 basic earnings per share compared to a net loss of $101,000 or ($.05) loss per share for the nine months ended September 30, 2002. The increase in the Company’s earnings, excluding the acquisition of January 13, 2003, was primarily due to an increase in net interest income and noninterest income, partially offset by an increase in noninterest expenses.

     The results of operations for the second and third quarters of 2003 may be more reflective of normalized quarterly results since the first quarter results were impacted by the acquisition costs of acquiring Community United Bank on January 13, 2003 and excluded Community United Bank’s earnings in 2003 before the acquisition.

     Interest Income and Expense. Interest income increased by $5,774,000, from $4,086,000 for the nine months ended September 30, 2002 to $9,860,000 for the nine months ended September 30, 2003. Interest income on loans increased $5,576,000 primarily due to an increase in the average loan portfolio balance from $80 million at year end December 31, 2002 to $183 million for the nine months ending September 30, 2003. However there was a slight decrease in the weighted-average yield from 7.18% in 2002 to 6.82% in 2003. Interest on securities decreased $29,000 primarily due to a significant decrease in the average weighted yield from 4.88% in 2002 to 2.33% in 2003 even with the securities portfolio average balances increasing from $26 million in 2002 to $54 million in 2003.

Interest expense on interest-bearing liabilities increased to $4,250,000 for the nine months ended September 30, 2003 from $1,631,000 for the nine months ended September 30, 2002. Interest expense on interest-bearing liabilities increased due to an increase in average balances from $72 million in 2002 to $230 million in 2003, partially offset by a decrease in the weighted rate paid from 3.02% in 2002 to 2.47% in 2003.

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

UNITED COMMUNITY BANKSHARES OF FLORIDA, INC.

Results of Operations (Continued)

Comparison of the Nine-Month Periods ended September 30, 2003 and 2002

	Nine Months Ended September 30,

	2003			2002

	($ in thousands)
		Interest	Average		Interest	Average
	Average	and	Yield/	Average	and	Yield/
	Balance	Dividends	Rate	Balance	Dividends	Rate

Interest-earning assets:
Loans	$165,795	$8,452	6.82%	$53,585	$2,876	7.18%
Securities	54,484	951	2.33%	26,857	980	4.88%
Other interest-earning assets (1)	53,310	457	1.15%	17,425	230	1.76%

Total interest-earning assets	273,589	9,860	4.82%	97,867	4,086	5.58%

Noninterest-earning assets	18,605			6,483

Total Assets	$292,194			104,350

Interest-bearing liabilities:
Savings, NOW, money market deposit accounts	$116,145	$1,444	1.66%	$39,751	$746	2.51%
Time deposits	112,037	2,801	3.34%	30,906	872	3.77%
Other interest-bearing liabilities (2)	1,438	5	0.46%	1,582	13	1.10%

Total interest-bearing liabilities	229,620	4,250	2.47%	72,239	1,631	3.02%

Noninterest-bearing deposits	31,396			12,751
Noninterest-bearing liabilities	948			189
Stockholders’ equity	30,230			19,171

Total liabilities and stockholders’ equity	$292,194			$104,350

Net interest income		$5,610			$2,455

Interest-rate spread (3)			2.35%			2.56%

Net interest margin (4)			2.74%			3.35%

Ratio of average interest-earning assets to average interest-bearing liabilities	1.19			1.35

(1)	Includes Federal Home Loan Bank stock, Federal Funds sold and interest-bearing deposits.

(2)	Includes securities sold under agreements to repurchase and notes payable.

(3)	Interest-rate spread represents the difference between the average yield on interest-earning assets and the average rate of interest-bearing liabilities.

(4)	Net interest margin is net interest income divided by average interest-earning assets.

UNITED COMMUNITY BANKSHARES OF FLORIDA, INC.

Results of Operations (Continued)

     Provision for Loan Losses. The provision for loan losses is charged to operations to bring the total allowance to a level deemed appropriate by management and is based upon historical experience, the volume and type of lending conducted by the Company, industry standards, the amount of nonperforming loans, general economic conditions, particularly as they relate to the Company’s market areas, and the other factors related to the collectibility of the Company’s loan portfolio. The provision was $412,000 for the nine months ended September 30, 2003 and it was also $412,000 for the comparable period in 2002. Management believes the approximate $2 million balance in the allowance for loan losses at September 30, 2003 is adequate.

     Noninterest Income. Noninterest income increased $214,000 during the nine month period ended September, 2003 compared to the same period in 2002 primarily due to increased service charge fees and residential mortgage broker fees.

     Noninterest Expenses. Noninterest expenses increased $2,233,000 during the nine-month period ended September 30, 2003 compared to the same period in 2002. Noninterest expenses increased primarily due to the cost associated with the opening of new banking locations. This includes salaries, occupancy expense and operational expenses.

     Provision for Income Taxes. Income tax expense for the nine months ended September 30, 2003 was $381,000 compared to a $41,000 tax benefit for the comparable 2002 period. The consolidated net operating loss carryover of $147,000 at December 31, 2002 was utilized during the first and second quarter of 2003. The Company expects a blended rate for current and deferred federal and state income tax of approximately 40% of pre-tax earnings for the balance of the year.

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

UNITED COMMUNITY BANKSHARES OF FLORIDA, INC.

PART II. OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K

(a)	Exhibits

Exhibit No.	Description of Exhibit

31.1	Certification of President & Chief Executive Officer
Pursuant to Section 302 of the Sarbanes–Oxley Act

31.2	Certification of Treasurer
Pursuant to Section 302 of the Sarbanes–Oxley Act

32.1	Certification of President & Chief Executive Officer
Pursuant to Section 906 of the Sarbanes–Oxley Act

32.2	Certification of Treasurer
Pursuant to Section 906 of the Sarbanes–Oxley Act

(b)	Reports on Form 8-K. There were no reports on Form 8-K filed during the three months ended September 30, 2003.

UNITED COMMUNITY BANKSHARES OF FLORIDA, INC.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned duly authorized.

UNITED COMMUNITY BANKSHARES OF FLORIDA, INC.

(Registrant)

Date: November 6, 2003	By:	/s/ David G. Powers

David G. Powers, President and Chief Executive Officer

Date: November 6, 2003	By:	/s/ Shirley L. Tyler

Shirley L. Tyler, Treasurer

United Community Bankshares of Florida Inc.
Form 10-QSB
For Nine Months Ending September 30, 2003

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