Form 10KSB
period 2003-12-31
UNITED COMMUNITY BANKSHARES OF FLORIDA INC
filed 2004-03-29
CIK 1230299

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-KSB

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2003

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number ___________

UNITED COMMUNITY BANKSHARES OF FLORIDA, INC.

(Name of Small Business Issuer in its charter)

Florida (State or other jurisdiction of incorporation or organization)	04-3691059 (I.R.S. Employer Identification No.)

1411 Edgewater Drive, Suite 200, Orlando, Florida (Address of principal executive offices)	32804 (Zip Code)

     Issuer’s telephone number, including area code: (407) 447-0386

     Securities registered pursuant to Section 12(b) of the Act: None

     Securities registered pursuant to Section 12(g) of the Act:

Common Stock, par value $0.01 per share
(Title of Class)

          Check whether the issuer has (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [X] NO [  ]

          Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of issuer’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

          The issuer’s revenues for its most recent fiscal year was $14,079,422.

          Indicate by check mark whether the issuer is an accelerated filer (as defined in Rule 12b-2 of the Act). YES [  ] NO [X]

          The aggregate market value of the Common Stock of the issuer held by non-affiliates of the issuer (2,183,943 shares) on February 27, 2004, was approximately $12.00. As of such date, no organized trading market existed for the Common Stock of the issuer. The aggregate market value was computed by reference the last sale of the Common Stock of the issuer at $12.00 per share on February 27, 2004. For the purposes of this response, directors, officers and holders of 5% or more of the issuer’s Common Stock are considered the affiliates of the issuer at that date.

          As of February 27, 2004, there were issued and outstanding 3,256,888 shares of the issuer’s Common Stock.

ii

		Page
Item 8.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure	37
Item 8A.	Controls and Procedures	37
PART III		38
Item 9.	Directors and Executive Officers of the Registrant	38
Item 10.	Executive Compensation	39
Item 11.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters	41
Item 12.	Certain Relationships and Related Transactions	41
Item 13.	Exhibits, List, and Reports on Form 8-K	41
Item 14.	Principal Accountant Fees and Services	43
SIGNATURES		45
EXHIBIT INDEX		48
Ex-10.4 Shirley Tyler Employment Agreement
Ex-13.1 Financial Statements
Ex-14.1 Code of Ethics
Ex-21.1 Subsidiaries
Ex-23.1 Osburn, Henning and Company Consent
EX-31.1 Section 302 Certification of CEO
EX-31.2 Section 302 Certification of CFO
EX-32.1 Section 906 Certification of CEO
EX-32.2 Section 906 Certification of CFO
Ex-99.1 Audit Pre-Approval Policy

iii

PART I

Item 1. Description of Business

General

     United Community Bankshares of Florida, Inc. (the “Company”) was incorporated under the laws of the State of Florida on April 15, 2002. The Company is a registered bank holding company under the Bank Holding Company Act of 1956, as amended (the “BHC Act”) and owns all of the voting shares of United Heritage Bank and Community United Bank of Florida. United Heritage Bank commenced operations in March 2001, and Community United Bank of Florida commenced operations in August 1999. Each Bank is a Florida state bank.

     The accompanying financial information includes the accounts of the Company and the Banks. All significant intercompany accounts have been eliminated in consolidation. The assets and liabilities acquired in the January 13, 2003 purchase of Community United Bank and income and expense of the Bank from January 13, 2003 through December 31, 2003 are included in the accompanying information. The financial information provided for the year ended 2002, includes only the accounts of the Company and United Heritage Bank. Accordingly, the growth from December 31, 2002 through December 31, 2003 is due not only to growth of United Heritage Bank but also to the acquisition of Community Bank.

     The Company provides a range of consumer and commercial banking services to individuals, businesses and industries. The basic services offered by the Company include: demand interest-bearing and noninterest-bearing accounts, money market deposit accounts, NOW accounts, time deposits, safe deposit services, credit cards, cash management, direct deposits, notary services, money orders, night depository, travelers’ checks, cashier’s checks, domestic collections, savings bonds, bank drafts, automated teller services, drive-in tellers, and banking by mail. In addition, the Company primarily makes secured and unsecured commercial and real estate loans and issues stand-by letters of credit. The Company provides automated teller machine (ATM) cards, as a part of the STAR ATM Network, thereby permitting customers to utilize the convenience of larger ATM networks. In addition to the STAR ATM Network, the Bank also provides the Presto system for ATM use. In addition to the foregoing services, the Company provides customers with extended banking hours. The Company does not have trust powers and, accordingly, no trust services are provided.

     The revenues of the Company are primarily derived from interest on, and fees received in connection with, real estate and other loans, and from interest and dividends from investment securities and short-term investments. The principal sources of funds for the Company’s lending activities are its deposits, repayment of loans, and the maturity of investment securities. The principal expenses of the Company are the interest paid on deposits, and operating and general administrative expenses.

     As is the case with banking institutions generally, the Company’s operations are materially and significantly influenced by general economic conditions and by related monetary and fiscal policies of financial institution regulatory agencies, including the Board of Governors of the Federal Reserve System (the “Federal Reserve”). Deposit flows and costs of funds are influenced by interest rates on competing investments and general market rates of interest. Lending activities are affected by the demand for financing of real estate and other types of loans, which in turn is affected by the interest rates at which such financing may be offered and other factors affecting local demand and availability of funds. The Company faces strong competition in the attraction of deposits (its primary source of lendable funds) and in the origination of loans. See “Competition.”

Special Note Regarding Forward-Looking Statements

     This Annual Report contains certain forward-looking statements which represent the Company’s expectations or beliefs, including, but not limited to, statements concerning the banking industry and the Company’s operations, performance, financial condition and growth. For this purpose, any statements contained in this Report that are not statements of historical fact may be deemed forward-looking statements. Without limiting the generality of the foregoing, words such as “may,” “will,” “expect,” “believe,” “anticipate,” “intend,” “could,” “should,” “can,” “estimate,” or “continue” or the negative or other variations thereof or comparable terminology are intended to identify forward-looking statements. These statements by their nature involve substantial risks and uncertainties, certain of which are beyond the Company’s control, and actual results may differ materially depending on a variety of important factors, including competition, general economic conditions, changes in interest rates, and changes in the value of real estate and other collateral securing loans, among other things.

Critical Accounting Policies

     The Company’s financial condition and results of operations are sensitive to accounting measurements and estimates of matters that are inherently uncertain. When applying accounting policies in areas that are subjective in nature, the Company must use its best judgment to arrive at the carrying value of certain assets. The most critical accounting policy applied is related to the valuation of the loan portfolio.

     A variety of estimates impact carrying value of the loan portfolio including the calculation of the allowance for loan losses, valuation of underlying collateral, the timing of loan charge-offs and the amount and amortization of loan fees and deferred origination costs.

     The allowance for loan losses is the most difficult and subjective judgment. The allowance is established and maintained at a level that the Company believes is adequate to cover losses resulting from the inability of borrowers to make required payments on loans. Estimates for loan losses are arrived at by analyzing risks associated with specific loans and the loan portfolio, current trends in delinquencies and charge-offs, the views of regulators, changes in the size and composition of the loan portfolio and peer comparisons. The analysis also requires consideration of the economic climate and direction, change in the interest rate environment, which may impact a borrower’s ability to pay, legislation impacting the banking industry and economic conditions specific to its service area.

Because the calculation of the allowance for loan losses relies on estimates and judgments relating to inherently uncertain events, results may differ from the Company’s estimates.

     The allowance for loan losses is also discussed as part of “Results of Operations” and in Note 4 to the consolidated financial statements. The significant accounting policies are discussed in Note 2 to the consolidated financial statements.

Lending Activities

     The Company offers a range of lending services, including real estate, consumer and commercial loans, to individuals and small businesses and other organizations that are located in or conduct a substantial portion of their business in the Company’s market area. The Company’s consolidated net loans at December 31, 2003 and 2002 were $198 million, or 61% and $80 million or 58%, respectively, of total the Company consolidated assets. The interest rates charged on loans vary with the degree of risk, maturity, and amount of the loan, and are further subject to competitive pressures, money market rates, availability of funds, and government regulations. The Company has no foreign loans or loans for highly leveraged transactions.

     The Company’s loans are concentrated in four major areas: commercial, financial and agricultural, real estate mortgage, construction and land development, and installment and consumer loans. A majority of the Company’s loans are made on a secured basis.

     The Company’s commercial loan portfolio includes loans to individuals and small-to-medium sized businesses located primarily in Orange and Seminole Counties for working capital, equipment purchases, and various other business purposes. A majority of commercial loans are secured by real estate, equipment or similar assets, but these loans may also be made on an unsecured basis. Commercial loans may be made at variable or fixed rates of interest. Commercial lines of credit are typically granted on a one-year basis, with loan covenants and monetary thresholds. Other commercial loans with terms or amortization schedules of longer than one year will normally carry interest rates which vary with the prime lending rate and will become payable in full and are generally refinanced in three to five years. Commercial loans amounted to approximately 21% of the Company’s total loan portfolio as of December 31, 2003, compared to 31% at December 31, 2002.

     The Company’s consumer loan portfolio consists primarily of loans to individuals for various consumer purposes, but includes some business purpose loans which are payable on an installment basis. The majority of these loans are for terms of less than five years and are secured by liens on various personal assets of the borrowers, but consumer loans may also be made on an unsecured basis. Consumer loans are made at fixed and variable interest rates, and are often based on up to a five-year amortization schedule.

     For additional information regarding the Company’s loan portfolio, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Financial Condition.”

     Loan originations are derived from a number of sources. Loan originations can be attributed to direct solicitation by the Company’s loan officers, existing customers and borrowers, advertising, walk-in customers.

     Certain credit risks are inherent in making loans. These include prepayment risks, risks resulting from uncertainties in the future value of collateral, risks resulting from changes in economic and industry conditions, and risks inherent in dealing with individual borrowers. In particular, longer maturities increase the risk that economic conditions will change and adversely affect collectibility. The Company attempts to minimize credit losses through various means. In particular, on larger credits, the Company generally relies on the cash flow of a debtor as the source of repayment and secondarily on the value of the underlying collateral. In addition, the Company attempts to utilize shorter loan terms in order to reduce the risk of a decline in the value of such collateral.

Deposit Activities

     Deposits are the major source of the Company’s funds for lending and other investment activities. The Company considers the majority of its regular savings, demand, NOW and money market deposit accounts to be core deposits. These accounts comprised approximately 57% and 58% of the Company’s consolidated total deposits at December 31, 2003 and 2002, respectively. Approximately 43% of the Company’s consolidated deposits at December 31, 2003 were certificates of deposit compared to 42% at December 31, 2002. Generally, the Company attempts to maintain the rates paid on its deposits at a competitive level. Time deposits of $100,000 and over made up approximately 27% and 33% of the Company’s consolidated total deposits at December 31, 2003 and 2002, respectively. The majority of the deposits of the Company are generated from Orange and Seminole Counties. The Company does not currently accept brokered deposits. For additional information regarding the Company’s deposit accounts, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Financial Condition.”

Investments

     The Company invests a portion of its assets in U.S. Government agency obligations, mortgage-backed securities and federal funds sold. The Company’s investments are managed in relation to loan demand and deposit growth, and are generally used to provide for the investment of excess funds at minimal risks while providing liquidity to fund increases in loan demand or to offset fluctuations in deposits.

     With respect to the Company’s investment portfolio, the Company’s total portfolio may be invested in U.S. Treasury and general obligations of its agencies because such securities generally represent a minimal investment risk. In addition to the investment portfolio, the Company may invest in federal funds sold. Federal funds sold is the excess cash the Company has available over and above daily cash needs. This money is invested on an overnight basis with approved correspondent banks.

     The Company monitors changes in financial markets. In addition to investments for its portfolio, the Company monitors its daily cash position to ensure that all available funds earn interest at the earliest possible date. A portion of the investment account is designated as secondary reserves and invested in liquid securities that can be readily converted to cash with minimum risk of market loss. These investments usually consist of U.S. Treasury obligations, U.S. government agencies and federal funds. The remainder of the investment account may be placed in investment securities of different type and longer maturity. Daily surplus funds are sold in the federal funds market for one business day. The Company attempts to stagger the maturities of its securities so as to produce a steady cash-flow in the event the Company needs cash, or economic conditions change to a more favorable rate environment.

Correspondent Banking

     Correspondent banking involves one bank providing services to another bank which cannot provide that service for itself from an economic or practical standpoint. The Company is required to purchase correspondent services offered by larger banks, including check collections, purchase of federal funds, security safekeeping, investment services, coin and currency supplies, overline and liquidity loan participations and sales of loans to or participation with correspondent banks.

     The Company will sell loan participations to correspondent banks with respect to loans which exceed the Company’s lending limit. Management of the Company has established correspondent relationships with Independent Bankers’ Bank of Florida and SunTrust. The Company pays for such services.

Data Processing

     The Company outsources its data processing to a large bank data processor which provides a full range of data processing services, including an automated general ledger, deposit accounting, and commercial, mortgage and installment lending data processing.

Effect of Governmental Policies

     The earnings and business of the Company are and will be affected by the policies of various regulatory authorities of the United States, especially the Federal Reserve. The Federal Reserve, among other things, regulates the supply of credit and deals with general economic conditions within the United States. The instruments of monetary policy employed by the Federal Reserve for these purposes influence in various ways the overall level of investments, loans, other extensions of credit and deposits, and the interest rates paid on liabilities and received on assets.

Interest and Usury

     The Company is subject to numerous state and federal statutes that affect the interest rates that may be charged on loans. These laws do not, under present market conditions, deter the Company from continuing the process of originating loans.

Supervision and Regulation

     Banks and their holding companies, and many of their affiliates, are extensively regulated under both federal and state law. The following is a brief summary of certain statutes, rules, and regulations affecting the Company and the Banks. This summary is qualified in its entirety by reference to the particular statutory and regulatory provisions referred to below and is not intended to be an exhaustive description of the statutes or regulations applicable to the business of the Company and the Banks. Supervision, regulation, and examination of banks by regulatory agencies are intended primarily for the protection of depositors, rather than shareholders.

     Bank Holding Company Regulation. The Company is a bank holding company, registered with the Federal Reserve under the BHC Act. As such, the Company is subject to the supervision, examination and reporting requirements of the BHC Act and the regulations of the Federal Reserve. The BHC Act requires that a bank holding company obtain the prior approval of the Federal Reserve before (i) acquiring direct or indirect ownership or control of more than 5% of the voting shares of any bank, (ii) taking any action that causes a bank to become a subsidiary of the bank holding company, or (iii) merging or consolidating with any other bank holding company.

     The BHC Act further provides that the Federal Reserve may not approve any transaction that would result in a monopoly or would be in furtherance of any combination or conspiracy to monopolize or attempt to monopolize the business of banking in any section of the United States, or the effect of which may be substantially to lessen competition or to tend to create a monopoly in any section of the country, or that in any other manner would be in restraint of trade, unless the anticompetitive effects of the proposed transaction are clearly outweighed by the public interest in meeting the convenience and needs of the community to be served. The Federal Reserve is also required to consider the financial and managerial resources and future prospects of the bank holding companies and banks concerned and the convenience, and needs of the community to be served. Consideration of financial resources generally focuses on capital adequacy and consideration of convenience and needs issues includes the parties’ performance under the Community Reinvestment Act of 1977 (the “CRA”), both of which are discussed below.

     Banks are subject to the provisions of the CRA. Under the terms of the CRA, the appropriate federal bank regulatory agency is required, in connection with its examination of a bank, to assess such bank’s record in meeting the credit needs of the community served by that bank, including low- and moderate-income neighborhoods. The regulatory agency’s assessment of the bank’s record is made available to the public. Further, such assessment is required of any bank which has applied to:

•	charter a bank,

•	obtain deposit insurance coverage for a newly chartered institution,

•	establish a new branch office that will accept deposits,

•	relocate an office, or

•	merge or consolidate with, or acquire the assets or assume the liabilities of, a federally regulated financial institution

     In the case of a bank holding company applying for approval to acquire a bank or other bank holding company, the Federal Reserve will assess the record of each subsidiary bank of the applicant bank holding company, and such records may be the basis for denying the application.

     The BHC Act generally prohibits a bank holding company from engaging in activities other than banking, or managing or controlling banks or other permissible subsidiaries, and from acquiring or retaining direct or indirect control of any company engaged in any activities other than those activities determined by the Federal Reserve to be so closely related to banking or managing or controlling banks as to be a proper incident thereto. In determining whether a particular activity is permissible, the Federal Reserve must consider whether the performance of such an activity can reasonably be expected to produce benefits to the public, such as greater convenience, increased competition, or gains in efficiency that outweigh possible adverse effects, such as undue concentration of resources, decreased or unfair competition, conflicts of interest, or unsound banking practices. For example, factoring accounts receivable, acquiring or servicing loans, leasing personal property, conducting securities brokerage activities, performing certain data processing services, acting as agent or broker in selling credit life insurance and certain other types of insurance in connection with credit transactions, and certain insurance underwriting activities have all been determined by regulations of the Federal Reserve to be permissible activities of bank holding companies. Despite prior approval, the Federal Reserve has the power to order a holding company or its subsidiaries to terminate any activity or terminate its ownership or control of any subsidiary, when it has reasonable cause to believe that continuation of such activity or such ownership or control constitutes a serious risk to the financial safety, soundness, or stability of any bank subsidiary of that bank holding company.

     Gramm-Leach-Bliley Act. Enacted in 1999, The Gramm-Leach-Bliley Act reforms and modernizes certain areas of financial services regulation. The law permits the creation of new financial services holding companies that can offer a full range of financial products under a regulatory structure based on the principle of functional regulation. The legislation eliminates the legal barriers to affiliations among banks and securities firms, insurance companies, and other financial services companies. The law also provides financial organizations with the opportunity to structure these new financial affiliations through a holding company structure or a financial subsidiary. The new law reserves the role of the Federal Reserve Board as the supervisor for bank holding companies. At the same time, the law also provides a system of functional regulation which is designed to utilize the various existing federal and state regulatory bodies.

     The law also includes a minimum federal standard of financial privacy. Financial institutions are required to have written privacy policies that must be disclosed to customers. The disclosure of a financial institution’s privacy policy must take place at the time a customer relationship is established and not less than annually during the continuation of the relationship. The act also provides for the functional regulation of bank securities activities. The law repeals the exemption that banks were afforded from the definition of “broker,” and replaces it with a set of limited exemptions that allow the continuation of some historical activities performed by banks. In addition, the act amends the securities laws to include banks within the general definition of dealer. Regarding new bank products, the law provides a procedure for handling products sold by banks that have securities elements. In the area of Community Reinvestment Act activities, the law generally requires that financial institutions address the credit needs of low-to-moderate income individuals and neighborhoods in the communities in which they operate. Bank regulators are required to take the Community Reinvestment Act ratings of a bank or of the bank subsidiaries of a holding company into account when acting upon certain branch and bank merger and acquisition applications filed by the institution. Under the law, financial holding companies and banks that desire to engage in new financial activities are required to have satisfactory or better Community Reinvestment Act ratings when they commence the new activity.

     Recent Legislation to Curtail Corporate Accounting Irregularities. On July 30, 2002, the Sarbanes-Oxley Act of 2002 (the “Sarbanes Act”) was enacted. The Securities and Exchange Commission (the “SEC”) has promulgated certain regulations pursuant to the Sarbanes Act and will continue to propose additional implementing or clarifying regulations as necessary in furtherance of the Sarbanes Act. The passage of the Sarbanes Act and the regulations implemented by the SEC subject publicly-traded companies to additional and more extensive reporting regulations and disclosure. Compliance with the Sarbanes Act and corresponding regulations may increase the Company’s expenses.

     Bank Regulation. The Banks are chartered under the laws of the State of Florida, and their deposits are insured by the Federal Deposition Insurance Corporation (“FDIC”) to the extent provided by law. The Banks are subject to comprehensive regulation, examination and supervision by the FDIC and the Florida Office of Financial Regulation (the “Florida Department”) and to other laws and regulations applicable to banks. Such regulations include limitations on loans to a single borrower and to its directors, officers and employees; restrictions on the opening and closing of branch offices; the maintenance of required capital and liquidity ratios; the granting of credit under equal and fair conditions; and the disclosure of the costs and terms of such credit. The Banks are examined periodically by the FDIC and the Florida Department, to whom it submits periodic reports regarding its financial condition and other matters. The FDIC and the Florida Department have a broad range of powers to enforce regulations under their jurisdiction, and to take discretionary actions determined to be for the protection and safety and soundness of banks, including the institution of cease and desist orders and the removal of directors and officers. The FDIC and the Florida Department also have the authority to approve or disapprove mergers, consolidations, and similar corporate actions.

     There are various statutory limitations on the ability of the Company to pay dividends. The FDIC and the Florida Department also have the general authority to limit the dividend payment by banks if such payment may be deemed to constitute an unsafe and unsound practice. For information on the restrictions on the right of the Banks to pay dividends to the Company, see Part II - Item 5 “Market for the Registrant’s Common Equity and Related Stockholder Matters.”

     Under federal law, federally insured banks are subject, with certain exceptions, to certain restrictions on any extension of credit to their parent holding companies or other affiliates, on investment in the stock or other securities of affiliates, and on the taking of such stock or securities as collateral from any borrower. In addition, banks are prohibited from engaging in certain tie-in arrangements in connection with any extension of credit or the providing of any property or service.

     The Financial Institutions Reform, Recovery and Enforcement Act of 1989 (“FIRREA”) imposed major regulatory reforms, stronger capital standards for savings and loan associations and stronger civil and criminal enforcement provisions. FIRREA also provides that a depository institution insured by the FDIC can be held liable for any loss incurred by, or reasonably expected to be incurred by, the FDIC in connection with:

•	the default of a commonly controlled FDIC insured depository institution; or

•	any assistance provided by the FDIC to a commonly controlled FDIC insured institution in danger of default.

     The FDIC Improvement Act of 1993 (“FDICIA”) made a number of reforms addressing the safety and soundness of deposit insurance funds, supervision, accounting, and prompt regulatory action, and also implemented other regulatory improvements. Annual full-scope, on-site examinations are required of all insured depository institutions. The cost for conducting an examination of an institution may be assessed to that institution, with special consideration given to affiliates and any penalties imposed for failure to provide information requested. Insured state banks also are precluded from engaging as principal in any type of activity that is impermissible for a national bank, including activities relating to insurance and equity investments. The Act also recodified current law restricting extensions of credit to insiders under the Federal Reserve Act.

     Also important in terms of its effect on banks has been the deregulation of interest rates paid by banks on deposits and the types of deposit accounts that may be offered by banks. Most regulatory limits on permissible deposit interest rates and minimum deposit amounts expired several years ago. The effect of the deregulation of deposit interest rates generally has been to increase the costs of funds to banks and to make their costs of funds more sensitive to fluctuations in money market rates. A result of the pressure on banks interest margins due to deregulation has been a trend toward expansion of services offered by banks and an increase in the emphasis placed on fee or noninterest income.

     Capital Requirements. The Federal Reserve Board and bank regulatory agencies require bank holding companies and financial institutions to maintain capital at adequate levels based on a percentage of assets and off balance sheet exposures, adjusted for risk weights ranging from 0% to 100%. Under the risk-based standard, capital is classified into two tiers. Tier 1 capital consists of common shareholders’ equity, excluding the unrealized gain (loss) on available-for-sale securities, minus certain intangible assets. Tier 2 capital consists of the general allowance for credit losses except for certain limitations. An institution’s qualifying capital base for purposes of its risk-based capital ratio consists of the sum of its Tier 1 and Tier 2 capital. The regulatory minimum requirements are 4% for Tier 1 and 8% for total risk-based capital. At December 31, 2003, United Heritage Bank’s Tier 1 and total risk-based capital ratios were 14.42% and 15.47%, respectively, Community United Bank of Florida’s Tier 1 and total risk-based capital ratios were 10.86% and 12.00%, respectively, and the consolidated Company’s Tier 1 and total risk-based capital ratios were 12.86% and 13.95%, respectively.

     Bank holding companies and banks are also required to maintain capital at a minimum level based on total assets, which is known as the leverage ratio. The minimum requirement for the leverage ratio is 3%, but all but the highest rated institutions are required to maintain ratios 100 to 200 basis points above the minimum. At December 31, 2003, the Company’s, United Heritage Bank’s and Community United Bank of Florida’s leverage ratios were 9.32%, 10.64% and 7.90%, respectively.

     FDICIA contains “prompt corrective action” provisions pursuant to which banks are to be classified into one of five categories based upon capital adequacy, ranging from “well capitalized” to “critically undercapitalized” and which require (subject to certain exceptions) the appropriate federal banking agency to take prompt corrective action with respect to an institution which becomes “significantly undercapitalized” or “critically undercapitalized.”

     The FDIC has issued regulations to implement the “prompt corrective action” provisions of FDICIA. In general, the regulations define the five capital categories as follows:

•	an institution is “well capitalized” if it has a total risk-based capital ratio of 10% or greater, has a Tier 1 risk-based capital ratio of 6% or greater, has a leverage ratio of 5% or greater and is not subject to any written capital order or directive to meet and maintain a specific capital level for any capital measures;

•	an institution is “adequately capitalized” if it has a total risk-based capital ratio of 8% or greater, has a Tier 1 risk-based capital ratio of 4% or greater, and has a leverage ratio of 4% or greater;

•	an institution is “undercapitalized” if it has a total risk-based capital ratio of less than 8%, has a Tier 1 risk-based capital ratio that is less than 4% or has a leverage ratio that is less than 4%;

•	an institution is “significantly undercapitalized” if it has a total risk-based capital ratio that is less than 6%, a Tier 1 risk-based capital ratio that is less than 3% or a leverage ratio that is less than 3%; and

•	an institution is “critically undercapitalized” if its “tangible equity” is equal to or less than 2% of its total assets.

     The FDIC also, after an opportunity for a hearing, has authority to downgrade an institution from “well capitalized” to “adequately capitalized” or to subject an “adequately capitalized” or

“undercapitalized” institution to the supervisory actions applicable to the next lower category, for supervisory concerns.

     Generally, FDICIA requires that an “undercapitalized” institution must submit an acceptable capital restoration plan to the appropriate federal banking agency within 45 days after the institution becomes “undercapitalized” and the agency must take action on the plan within 60 days. The appropriate federal banking agency may not accept a capital restoration plan unless, among other requirements, each company having control of the institution has guaranteed that the institution will comply with the plan until the institution has been adequately capitalized on average during each of the three consecutive calendar quarters and has provided adequate assurances of performance. The aggregate liability under this provision of all companies having control of an institution is limited to the lesser of:

•	5% of the institution’s total assets at the time the institution becomes “undercapitalized” or

•	the amount which is necessary, or would have been necessary, to bring the institution into compliance with all capital standards applicable to the institution as of the time the institution fails to comply with the plan filed pursuant to FDICIA.

     An “undercapitalized” institution may not acquire an interest in any company or any other insured depository institution, establish or acquire additional branch offices or engage in any new business unless the appropriate federal banking agency has accepted its capital restoration plan, the institution is implementing the plan, and the agency determines that the proposed action is consistent with and will further the achievement of the plan, or the appropriate Federal banking agency determines the proposed action will further the purpose of the “prompt corrective action” sections of FDICIA.

     If an institution is “critically undercapitalized,” it must comply with the restrictions described above. In addition, the appropriate Federal banking agency is authorized to restrict the activities of any “critically undercapitalized” institution and to prohibit such an institution, without the appropriate Federal banking agency’s prior written approval, from:

•	entering into any material transaction other than in the usual course of business;

•	engaging in any covered transaction with affiliates (as defined in Section 23A(b) of the Federal Reserve Act);

•	paying excessive compensation or bonuses; and

•	paying interest on new or renewed liabilities at a rate that would increase the institution’s weighted average costs of funds to a level significantly exceeding the prevailing rates of interest on insured deposits in the institution’s normal market areas.

     The “prompt corrective action” provisions of FDICIA also provide that in general no institution may make a capital distribution if it would cause the institution to become “undercapitalized.” Capital distributions include cash (but not stock) dividends, stock purchases, redemptions, and other distributions of capital to the owners of an institution.

     Additionally, FDICIA requires, among other things, that:

•	only a “well capitalized” depository institution may accept brokered deposits without prior regulatory approval and

•	the appropriate federal banking agency annually examine all insured depository institutions, with some exceptions for small, “well capitalized” institutions and state-chartered institutions examined by state regulators.

     FDICIA also contains a number of consumer banking provisions, including disclosure requirements and substantive contractual limitations with respect to deposit accounts.

     As of December 31, 2003, the Company and the Banks met the capital requirements of a “well capitalized” institution.

     The FDIC has proposed revising its risk-based capital requirements to ensure that such requirements provide for explicit consideration by commercial banks of interest rate risk. Under the proposed rule, a bank’s interest rate risk exposure would be quantified using either the measurement system set forth in the proposal or the bank’s internal model for measuring such exposure, if such model is determined to be adequate by the bank’s examiner. If the dollar amount of a bank’s interest rate risk exposure, as measured by either measurement system, exceeds 1% of the bank’s total assets, the bank would be required under the proposed rule to hold additional capital equal to the dollar amount of the excess. It is anticipated that the regulatory agencies will issue a revised proposed rule for further public comment. Pending issuance of such revised proposal, the Company’s management cannot determine what effect, if any, an interest rate risk component would have on the capital of its subsidiary bank.

     Enforcement Powers. Congress has provided the federal bank regulatory agencies with an array of powers to enforce laws, rules, regulations and orders. Among other things, the agencies may require that institutions cease and desist from certain activities, may preclude persons from participating in the affairs of insured depository institutions, may suspend or remove deposit insurance, and may impose civil money penalties against institution-affiliated parties for certain violations.

     Maximum Legal Interest Rates. Like the laws of many states, Florida law contains provisions on interest rates that may be charged by banks and other lenders on certain types of loans. Numerous exceptions exist to the general interest limitations imposed by Florida law. The relative importance of these interest limitation laws to the financial operations of the Banks will vary from time to time, depending on a number of factors, including conditions in the money markets, the costs and availability of funds, and prevailing interest rates.

     Bank Branching. Banks in Florida are permitted to branch state wide. Such branch banking, however, is subject to prior approval by the FDIC and the Florida Department. Any such approval would take into consideration several factors, including the bank’s level of capital, the prospects and economics of the proposed branch office, and other conditions deemed relevant by the FDIC and the Florida Department for purposes of determining whether approval should be granted to open a branch office.

     Change of Control. Federal law restricts the amount of voting stock of a bank holding company and a bank that a person may acquire without the prior approval of banking regulators. The overall effect of such laws is to make it more difficult to acquire a bank holding company and a bank by tender offer or similar means than it might be to acquire control of another type of corporation. Consequently, shareholders of the Company may be less likely to benefit from the rapid increases in stock prices that may result from tender offers or similar efforts to acquire control of other companies. Federal law also imposes restrictions on acquisitions of stock in a bank holding company and a state bank. Under the federal Change in Bank Control Act and the regulations thereunder, a person or group must give advance notice to the Federal Reserve before acquiring control of any bank holding company. Upon receipt of such notice, the Federal Reserve may approve or disapprove the acquisition. The Change in Bank Control Act creates a rebuttable presumption of control if a member or group acquires a certain percentage or more of a bank holding company’s or state bank’s voting stock, or if one or more other control factors set forth in the Act are present. Florida law also contains comparable provisions requiring persons to obtain Florida Department approval prior to acquiring indirect control of the state bank through the acquisition of control of its bank holding company.

     Interstate Banking. The Riegle-Neal Interstate Banking and Branching Efficiency Act of 1996, provides for nationwide interstate banking and branching. Under the law, interstate acquisitions of banks or bank holding companies in any state by bank holding companies in any other state will be permissible one year after enactment. Interstate branching and consolidation of existing bank subsidiaries in different states is permissible. Florida has a law that allows out-of-state bank holding companies (located in states that allow Florida bank holding companies to acquire banks and bank holding companies in that state) to acquire Florida banks and Florida bank holding companies. The law essentially provides for out-of-state entry by acquisition only (and not by interstate branching) and requires the acquired Florida bank to have been in existence for at least three years.

     Effect of Governmental Policies. The earnings and businesses of the Company and the Banks are affected by the policies of various regulatory authorities of the United States, especially the Federal Reserve. The Federal Reserve, among other things, regulates the supply of credit and deals with general economic conditions within the United States. The instruments of monetary policy employed by the Federal Reserve for those purposes influence in various ways the overall level of investments, loans, other extensions of credit, and deposits, and the interest rates paid on liabilities and received on assets.

Competition

     The Company encounters strong competition both in making loans and in attracting deposits. The deregulation of the banking industry and the widespread enactment of state laws which permit multi-bank holding companies as well as an increasing level of interstate banking have created a highly competitive environment for commercial banking. In one or more aspects of its business, the Company competes with other commercial banks, savings and loan associations, credit unions, finance companies, mutual funds, insurance companies, brokerage and investment banking companies, and other financial intermediaries. Most of these competitors, some of which are affiliated with bank holding companies, have substantially greater resources and lending limits, and may offer certain services that the Company does not currently provide. In addition, many of the Company’s non-bank competitors are not subject to the same extensive federal regulations that govern bank holding companies and federally insured banks. Recent federal and state legislation has heightened the competitive environment in which financial institutions must conduct their business, and the potential for competition among financial institutions of all types has increased significantly.

     To compete, the Company relies upon specialized services, responsive handling of customer needs, and personal contacts by its officers, directors, and staff. Large multi-branch banking competitors tend to compete primarily by rate and the number and location of branches while smaller, independent financial institutions tend to compete primarily by rate and personal service.

Employees

     As of December 31, 2003, the Company and the Banks collectively had 47 full-time employees (including executive officers) and four part-time employees. The employees are not represented by a collective bargaining unit. The Company and the Banks consider relations with employees to be good.

Statistical Profile and Other Financial Data

     Reference is hereby made to the statistical and financial data contained in the section captioned “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” for statistical and financial data providing a review of the Company’s business activities.

Item 2. Description of Properties

     The main office of the Company is located at 1411 Edgewater Drive, Suite 200, Orlando, Florida 32804. The main office of United Heritage Bank is located at 3378 Edgewater Drive, Orlando, Florida 32804. Additional offices are located at 100 East Packwood Avenue, Maitland, Florida 32751; 1211 Orange Avenue, Suite 101, Winter Park, Florida 32789; 21 East Third Street, Apopka, Florida 32703; 3001 West Lake Mary Boulevard, Lake Mary, Florida 32746; 413 West First Street, Sanford, Florida 32771; and 162 East SR 434, Longwood, Florida 32750.

Item 3. Legal Proceedings

     The Company and the Banks are periodically parties to or otherwise involved in legal proceedings arising in the normal course of business, such as claims to enforce liens, claims involving the making and servicing of real property loans, and other issues incident to their respective businesses. Management does not believe that there is any pending or threatened proceeding against the Company or the Banks which, if determined adversely, would have a material adverse effect on the Company’s consolidated financial position.

Item 4. Submission of Matters to a Vote of Security Holders

     No matters were submitted to a vote of the Company security holders during the fourth quarter of the year ended December 31, 2003.

PART II

Item 5. Market for Common Equity and Related Stockholder Matters

     The shares of the Company Common Stock are not actively traded, and such trading activity, as it occurs, takes place in privately negotiated transactions. There is no established public trading market for the shares of the Company Common Stock. Management of the Company is aware of certain transactions in its shares that have occurred since March 27, 2001 (the day that the shares of the Company Common Stock commenced trading), although the trading prices of all stock transactions are not known. The following sets forth the high and low trading prices for certain trades of the Company Common Stock that occurred in transactions known to the Company management during 2003 and 2002:

	2003			2002
	High	Low	Shares	High	Low	Shares
1st Quarter	$12	$12	52,000	$11	$11	2,000
2nd Quarter	—	—	—	—	—	—
3rd Quarter	13	13	639	—	—	—
4th Quarter	13	13	512	11	11	10,000

     The Company had approximately 700 shareholders of record as of December 31, 2003.

Dividends

     The Company has not paid any cash dividends in the past. The Company intends that, for the foreseeable future, it will retain earnings to finance continued growth rather than pay cash dividends on the Company Common Stock. If at any time the Company’s Board determines to pay dividends on the Company Common Stock, the timing and the extent to which dividends are paid by the Company will be determined by such Board in light of then-existing circumstances, including the Company’s rate of growth, profitability, financial condition, existing and anticipated capital requirements, the amount of funds legally available for the payment of cash dividends, regulatory constraints and such other factors as the Board determines relevant. The source of funds for payment of dividends by the Company will be dividends received from the Banks. Payments by the Banks to the Company are limited by law and regulations of the bank regulatory authorities. There are various statutory and contractual limitations on the ability of the Banks to pay dividends to the Company. The FDIC and the Florida Department also have the general authority to limit the dividends paid by banks if such payment may be deemed to constitute an unsafe and unsound practice. Under Florida law, after making provisions for a reasonably anticipated future losses on loans and other assets, the board of directors of a bank may declare a dividend of so much of the bank’s aggregate net profits for the current year combined with its retained earnings (if any) for the preceding two years as the board deems appropriate and, with the approval of the Florida Department, may declare a dividend from retained earnings for prior years. No dividends may be paid at a time when a bank’s net earnings from the preceding two years is a loss or which would cause the capital accounts of the bank to fall below the minimum amount required by law, regulation, order or any written agreement with the Florida Department or a federal regulatory agency.

     Florida law applicable to companies (including the Company) provides that dividends may be declared and paid only if, after giving it effect, (i) the company is able to pay its debts as they become due in the usual course of business, and (ii) the company’s total assets would be greater than the sum of its total liabilities plus the amount that would be needed if the company were to be dissolved at the time of the dividend to satisfy the preferential rights upon dissolution of shareholders whose preferential rights are superior to those receiving the dividend.

     During June 2003, the Company closed the sale of 187,500 shares of its Common Stock at a price of $12.00 per share (or $2,250,000 in the aggregate) pursuant to the Company’s Stock Purchase Plan. The shares were purchased by directors and employees of the Company’s two subsidiary banks. No underwriter was involved in the transaction. The shares were sold in reliance upon the exemption under Regulation 701 issued under the Securities Act of 1933, which provides an exemption from the registration requirements of that Act for offers and sales of securities under a compensatory benefit plan for participation by employees and directors of the issuer and its subsidiaries.

Item 6. Management’s Discussion and Analysis of Financial Condition and Results of Operations

     Management’s discussion and analysis of operations and related financial data are presented herein to assist investors in understanding the financial condition of the Company at, and results of operations of the Company for the years ended, December 31, 2003 and 2002. This discussion should be read in conjunction with the consolidated financial statements and related footnotes of the Company presented elsewhere herein.

Selected Financial Data

(dollars in thousands except per share data)

	At or For the Years Ended December 31
	2003	2002
Interest income	$13,554	$5,762
Interest expense	5,590	2,321
Net interest income before provision for loan losses	7,964	3,441
Provision for loan losses	784	542
Net interest income after provision	7,180	2,899
Noninterest income	526	270
Noninterest expenses	6,258	3,301
Gain on sale of other real estate owned	28	-0-
Gain on sale of securities	5	33
Income (loss) before income taxes	1,449	(131)
Income tax	568	2
Net income (loss)	881	(133)
Per share data:
Basic earnings per share	.28	(.07)
Cash dividends declared	-0-	-0-
Book value at end of period	9.73	9.73
Common shares outstanding at end of period	3,256,888	2,000,000
Weighted average common shares outstanding during period	3,170,513	2,000,000
Total assets at end of period	324,324	138,645
Cash and cash equivalents	60,629	24,565
Investment securities	56,386	29,302
Loans, net	198,480	80,162
Deposits	286,572	118,114
Securities sold under agreements to repurchase	5,174	837
Stockholders’ equity	31,676	19,468
Total loans before allowance for loan losses	201,006	81,176
Allowance for loan losses	2,526	1,014
Nonperforming loans	491	—
Allowance for loan losses as a percentage of period-end total loans	1.26%	1.25%
Allowance for loan losses as a percentage of nonperforming loans	514.46%	n/a
Total nonperforming loans as a percentage of total loans	0.24%	n/a
Total nonperforming loans as a percentage of total assets	0.15%	n/a
Total nonperforming loans and real estate owned as a percentage of total assets	0.15%	n/a

General

     The Company’s principal asset is its ownership of the Banks. Accordingly, the Company’s results of operations are primarily dependent upon the results of operations of the Banks. The Company conducts commercial banking business consisting of attracting deposits from the general public and applying those funds to the origination of commercial, consumer and real estate loans (including commercial loans collateralized by real estate). The Company’s profitability depends primarily on net interest income, which is the difference between interest income generated from interest-earning assets (i.e., loans and investments) less the interest expense incurred on interest-bearing liabilities (i.e., customer deposits and borrowed funds). Net interest income is affected by the relative amounts of interest-earning assets and interest-bearing liabilities, and the interest rate earned and paid on these balances. Net interest income is dependent upon the Company’s interest-rate spread which is the difference between the average yield earned on its interest-earning assets and the average rate paid on its interest-bearing liabilities. When interest-earning assets approximate or exceed interest-bearing liabilities, any positive interest rate spread will generate net interest income. The interest rate spread is impacted by interest rates, deposit flows, and loan demand. Additionally, and to a lesser extent, the Company’s profitability is affected by such factors as the level of noninterest income and expenses, the provision for loan losses, and the effective tax rate. Noninterest income consists primarily of service charges and fees. Noninterest expense consists of salaries and employee benefits, occupancy expenses, deposit insurance premiums paid to the FDIC, and other operating expenses.

Liquidity and Capital Resources

     The Banks are required to maintain a liquidity reserve of at least 3% of its net transaction deposit accounts under $45.4 million. Where net transaction deposit accounts exceed $45.4 million, the reserve requirements are $1,164,000 plus 10% of the amount over $45.4 million. The liquidity reserve may consist of cash on hand, cash on demand deposit with other correspondent banks, and other investments and short-term marketable securities as determined by the rules of the bank regulatory agencies, such as federal funds sold and United States securities or securities guaranteed by the United States. As of December 31, 2003 and 2002, United Heritage Bank had liquidity ratios of 24.45% and 31.57%, respectively and Community United Bank of Florida had liquidity ratios of 26.25% and 24.00%, respectively.

     The Company’s principal sources of funds are those generated by the Banks, including net increases in deposits, principal and interest payments on loans, and proceeds from maturities of investment securities.

     The Company uses its capital resources principally to fund existing and continuing loan commitments and to purchase investment securities. Commitments to extend credit, which amounted to $51.7 million at December 31, 2003 and $22.4 million at December 31, 2002, represent legally binding agreements to lend to customers with fixed expiration dates or other termination clauses. Since many commitments are expected to expire without being funded, committed amounts do not necessarily represent future liquidity requirements. In addition, scheduled maturities of certificates of deposit during the 12 months following December 31, 2003 and 2002 totaled $91 million and $22 million, respectively. Management believes that the Company has adequate resources to fund all its commitments, that substantially all of its existing commitments will be funded within 12 months and, if so desired, that the Company can adjust the rates and terms on certificates of deposit and other deposit accounts to retain deposits in a changing interest rate environment.

     In accordance with risk capital guidelines issued by the FDIC and Federal Reserve, the Banks and the Company are required to maintain a minimum standard of total capital to risk-weighted assets of 8.0%. Additionally, regulatory agencies require banks and holding companies to maintain a minimum leverage-capital ratio of Tier 1 capital (as defined) to average assets. The leverage-capital ratio ranges from 3.0% to 5.0% based on the bank’s and bank holding company’s rating under the regulatory rating system.

     The following table summarizes the regulatory capital levels and ratios for the Banks and the Company:

	Actual Ratios
	Community
	United	United
	Bank of	Heritage		Regulatory
	Florida	Bank	The Company	Requirement
At December 31, 2003
Total capital to risk-weighted assets	12.0%	15.5%	13.9%	10.0%
Tier I capital to risk-weighted assets	10.9%	14.4%	12.9%	6.0%
Tier I capital to average assets - leverage assets	7.9%	10.6%	9.3%	5.0%
At December 31, 2002
Total capital to risk-weighted assets	10.6%	20.5%	20.5%	10.0%
Tier I capital to risk-weighted assets	9.5%	19.5%	19.5%	6.0%
Tier I capital to average assets - leverage assets	7.1%	14.6%	14.6%	5.0%

Results of Operations

     Net interest income before provision for loan losses, which constitutes the principal source of income for the Company, represents the difference between interest income on interest-earning assets and interest expense on interest-bearing liabilities. The principal interest-earning assets are investment securities and loans made to businesses and individuals. Interest-bearing liabilities primarily consist of time deposits, interest-bearing checking accounts (“NOW accounts”), retail savings deposits and money market accounts. Funds attracted by these interest-bearing liabilities are invested in interest-earning assets. Accordingly, net interest income depends upon the volume of average interest-earning assets and average interest-bearing liabilities and the interest rates earned or paid on them.

     Net interest income before provision for loan losses was approximately $7,963,565 for the year ended December 31, 2003, compared to $3,441,575 for 2002.

     The following table shows selected ratios for the periods ended or at the dates indicated:

	For the Years ended December 31
	2003	2002

Average equity as a percentage of average assets	10.34%	17.34%
Equity to total assets at end of period	9.77%	14.04%
Return on average assets	.29%	(.07)%
Return on average equity	2.85%	(.46)%
Noninterest expense to average assets	2.09%	2.41%
Nonperforming loans and foreclosed real estate as a percent of Total Assets	0.15%	0.00%

     The rates and yields at the dates indicated were as follows:

	For the Years ended December 31
	2003	2002

Loans	6.77%	7.13%
Investment securities	2.39%	4.51%
Other interest-earning assets	1.10%	1.70%
All interest-earning assets	4.85%	5.56%
Money market deposits	1.93%	2.62%
Savings and NOW accounts	.77%	.68%
Time deposits	3.14%	3.74%
All interest-bearing liabilities	2.39%	2.98%
Interest-rate spread	2.46%	2.58%

     The following table sets forth, for the periods indicated, information regarding (i) the total dollar amount of interest and dividend income of the Company from interest-earning assets and the resultant average yield; (ii) the total dollar amount of interest expense on interest-bearing liabilities and the resultant average cost; (iii) net interest/dividend income; (iv) interest-rate spread; and (v) net interest margin. Average balances were based on average daily balances.

	Year Ended December 31
	2003			2002
	Average	Interest and	Average	Average	Interest and	Average
	Balance	Dividends	Yield/Rate	Balance	Dividends	Yield/Rate
	(dollars in thousands)			(dollars in thousands)
Interest-earning assets:
Loans	$172,178	$11,654	6.77%	$59,126	$4,216	7.13%
Securities	55,684	1,330	2.39%	28,088	1,267	4.51%
Other interest-earning assets (1)	51,803	570	1.10%	16,458	279	1.70%

Total interest-earning assets	$279,665	$13,554	4.85%	$103,672	$5,762	5.56%

Noninterest-earning assets	19,131			7,065

Total assets	$298,796			$110,737

Interest-bearing liabilities:
Savings, NOW, money market deposit accounts	$117,697	$1,982	1.68%	$41,762	$1,008	2.41%
Time deposits	114,818	3,600	3.14%	34,640	1,297	3.74%
Other interest-bearing liabilities (2)	1,524	8	0.52%	1,459	16	1.10%

Total interest-bearing liabilities	$234,039	$5,590	2.39%	$77,861	$2,321	2.98%

Noninterest-bearing deposits	33,285			13,389
Noninterest-bearing liabilities	583			287
Stockholders’ equity	30,889			19,200

Total liabilities and stockholders’ equity	$298,796			$110,737

Net interest income
Interest-rate spread (3)		$7,964	2.46%		$3,441	2.58%

Net interest margin (4)			2.85%			3.32%

Ratio of average interest-earning assets to average interest-bearing liabilities	1.19			1.33

(1)	Includes Federal Home Loan Bank stock, Federal Funds sold and interest-bearing deposits.

(2)	Includes securities sold under agreement to repurchase and notes payable

(3)	Interest-rate spread represents the difference between the average yield on interest-earning assets and the average rate of interest-bearing liabilities

(4)	Net interest margin is net interest income divided by average interest-earning assets.

     The following table sets forth certain information regarding changes in interest income and interest expense for the periods indicated. For each category of interest-earning assets and interest-bearing liabilities, information is provided on changes attributable to (1) changes in rate (change in rate multiplied by prior volume); (2) changes in volume (change in volume multiplied by prior rate) and (3) changes in rate-volume (change in rate multiplied by change in volume).

	Year Ended December 31, 2003 vs. 2002
	Increase (Decrease) Due to
			Rate/
	Rate	Volume	Volume	Total
	(dollars in thousands)
Interest-earning assets:
Loans	$(216)	$8,061	$(407)	$7,438
Investment securities	(596)	1,244	(585)	63
Other interest-earning assets	(95)	596	(210)	291

Total	(907)	9,901	(1,202)	7,792

Interest-bearing liabilities:
Deposits:
Money market deposits	(302)	1,830	(554)	974
Savings and NOW deposits	—	—	—	—
Time deposits	(215)	2,999	(481)	2,303
Other	102	(72)	(38)	(8)

Total	(415)	4,757	(1,073)	3,269

Net change in net interest income	$(492)	$5,144	$ (129)	$4,523

General

     Net income for the year ended December 31, 2003 was $881,485 or $.28 basic earnings per share compared to a net loss of $133,306 or $.07 per share for the comparable period in 2002. The increase in the Company’s net income was primarily due to an increase in net interest income, partially offset by an increase in noninterest expenses.

Interest Income and Expense

     Interest income increased to $13,553,055 for the year ended December 31, 2003 from $5,762,189 for the year ended December 31, 2002. Interest income on loans increased to $11,653,513 primarily due to an increase in the average loan portfolio balance from $59 million for the year ended December 31, 2002 to $172 million for 2003 which was partially offset by a decrease in the average yield from 7.13% to 6.77%. Interest income on securities increased only slightly to $1,329,792 in 2003 from $1,267,267 in 2002 primarily due to a decrease in the average yield from 4.51% to 2.39%, despite the total outstandings increasing from $29,302,153 in 2002 to $56,386,133. An increase in mortgage-backed principal paydowns also contributed to the decrease in interest income for 2003.

     Interest income on other interest-earning assets increased to $569,750 in 2003 from $279,335 in 2002 primarily due to a increase in the average balance to $52 million in 2003 from $16 million in 2002 and a decrease in the average yield to 1.10% in 2003 from 1.70% in 2002.

     Interest expense on interest bearing liabilities was $5,589,490 for the year ended December 31, 2003 compared to $2,320,614 for 2002. Interest expense increased due to an increase in average interest bearing liabilities from $78 million in 2002 to $234 million in 2003, partially offset by a decrease in the average rate paid from 2.98% in 2002 to 2.39% in 2003.

Provision for Loan Losses

     The provision for loan losses is charged to operations to increase the total allowance to a level deemed appropriate by management and is based upon the volume and type of lending conducted by the Company, industry standards, the amount of nonperforming loans and general economic conditions, particularly as they relate to the Company’s market areas, and other factors related to the collectibility of the Company’s loan portfolio. The Company recorded a provision for loan losses for the year ended December 31, 2003 of $783,865 compared to $542,764 in 2002. The allowance for loan losses was $2,526,018 at December 31, 2003. Management believes the allowance was adequate at December 31, 2003.

Noninterest Income

     Noninterest income increased to $526,387 for the year ended December 31, 2003 compared to $270,842 for the year ended December 31, 2002. The increase was primarily due to a $211,016 increase in service charges and fees.

Noninterest Expense

     Noninterest expense was $6,256,725 for the year ended December 31, 2003 compared to $3,300,920 for the year ended December 31, 2002. This increase of $2,955,805 includes approximately $2.3 million in salary, occupancy and equipment expense and other operating expenses associated with the acquisition of Community United Bank on January 13, 2003. The remaining increase is due to the normal costs associated with the growth of the bank from 2002 to 2003.

Income Tax Benefit

     The income tax expense for the year ended December 31, 2003 was $567,877 (an effective rate of 39%, including state income taxes) compared to approximately $2,039 for 2002 (an effective rate of 2%) for the 2002 period. The effective tax rate in 2002 has been impacted by state income tax, a rate differential in the actual tax rate compared to the expected tax rate of deferred taxes associated with use of the net operating loss in 2002, and the establishment of a small valuation allowance.

Asset/Liability Management

     A principal objective of the Company’s asset/liability management strategy is to minimize its exposure to changes in interest rates by matching the maturity and repricing horizons of interest-earning assets and interest-bearing liabilities. This strategy is overseen in part through the direction of the Asset and Liability Committee which establishes policies and monitors results to control interest rate sensitivity.

     Management evaluates interest rate risk and then formulates guidelines regarding asset generation and repricing, funding sources and pricing, and off-balance sheet commitments in order to maintain interest rate risk within target levels for the appropriate level of risk which are determined by the Committee. The Committee uses internally generated reports to measure the Bank’s interest rate sensitivity. From these reports, the Committee can estimate the net earnings effect of various interest rate scenarios.

     As a part of the Company’s interest rate risk management policy, the Committee examines the extent to which its assets and liabilities are “interest rate sensitive” and monitors the bank’s interest rate sensitivity “gap.” An asset or liability is considered to be interest rate sensitive if it will reprice or mature within the time period analyzed, usually one year or less. The interest rate sensitivity gap is the difference between interest-earning assets and interest-bearing liabilities scheduled to mature or reprice within such time period. A gap is considered positive when the amount of interest rate sensitive assets exceeds the amount of interest rate sensitive liabilities. A gap is considered negative when the amount of interest rate sensitive liabilities exceeds interest rate sensitive assets. During a period of rising interest rates, a negative gap would tend to adversely affect net interest income, while a positive gap would tend to result in an increase in net interest income. During a period of falling interest rates, a negative gap would tend to result in an increase in net interest income, while a positive gap would tend to adversely affect net interest income. If the repricing of each bank’s assets and liabilities were equally flexible and moved concurrently, the impact of any increase or decrease in interest rates on net interest income would be minimal.

     A simple interest rate “gap” analysis by itself may not be an accurate indicator of how net interest income will be affected by changes in interest rates. Accordingly, the Committee also evaluates how the repayment of particular assets and liabilities is impacted by changes in interest rates. Income associated with interest-earning assets and costs associated with interest-bearing liabilities may not be affected uniformly by changes in interest rates. In addition, the magnitude and duration of changes in interest rates may have a significant impact on net interest income. For example, although certain assets and liabilities may have similar maturities or period of repricing, they may react in different degrees to changes in market interest rates. Interest rates on certain types of assets and liabilities fluctuate in advance of changes in general market interest rates, while interest rates on other types may lag behind changes in general market rates. In addition, certain assets, such as adjustable rate mortgage loans, have features (generally referred to as “interest rate caps”) which limit changes in interest rates on a short-term basis and over the life of the asset. In the event of a change in interest rates, prepayment (on loans) and early withdrawal (of deposit accounts) levels also could deviate significantly from those assumed in calculating the interest rate gap. The ability of many borrowers to service their debts also may decrease in the event of an interest rate increase.

     Management’s strategy is to maintain a balanced interest rate risk position to protect its net interest margin from market fluctuations.

     Principal among the Company’s asset/liability management strategies has been the emphasis on managing its interest rate sensitive liabilities in a manner designed to attempt to reduce the Company’s exposure during periods of fluctuating interest rates. Management believes that the type and amount of the Company’s interest rate sensitive liabilities may reduce the potential impact that a rise in interest rates might have on the Company’s net interest income. The Company seeks to maintain a core deposit base by providing quality services to its customers without significantly increasing its cost of funds or operating expenses. The Company’s demand, money market, savings, and NOW deposit accounts approximated 57% and 58% of total deposits at December 31, 2003 and 2002, respectively. These accounts bore a weighted average cost of deposits of 1.3% and 1.8% during the years ended December 31, 2003 and 2002, respectively. Management anticipates that these accounts will continue to comprise a significant portion of the Company’s total deposit base. The Company also maintains a portfolio of liquid assets in order to reduce its overall exposure to changes in market interest rates. At December 31, 2003 and 2002, approximately 19% and 18%, respectively, of the Company’s total assets consisted of cash and due from banks, interest bearing deposits with banks, and federal funds sold. In addition, at December 31, 2003 and 2002, the Company’s liquidity ratio was approximately 40% and 45%, respectively. The Company also maintains a “floor,” or minimum rate, on certain of its floating or prime based loans. These floors allow the Company to continue to earn a higher rate when the floating rate falls below the established floor rate.

     The following table sets forth certain information relating to the Company’s interest-earning assets and interest-bearing liabilities at December 31, 2003 that are estimated to mature or are scheduled to reprice within the period shown:

	Under	3 to 12		Over
	3 Months	Months	1-5 Years	5 Years	Totals
	(dollars in thousands)
Interest bearing deposits with banks	$9,694	$—	$—	$—	$9,694
Federal funds sold	39,927	—	—	—	39,927
Loans (1)	99,256	15,166	38,459	48,472	201,353
Securities (2)	2,586	7,761	38,962	7,540	56,849

Total rate-sensitive assets (earning assets)	$151,463	$22,927	$77,421	$56,012	$307,823

Money market (2)	$89,971	$—	$—	$—	$89,971
Savings and NOW deposits (2)	—	—	30,032	—	30,032
Certificates of deposit (2)	20,605	70,700	32,880	36	124,221
Other borrowings	5,174	—	—	—	5,174

Total rate-sensitive liabilities	$115,750	$70,700.	$62,912	$36	$249,398

Gap (repricing differences)	$35,713	($47,773)	$14,509	$55,976	$58,425

Cumulative Gap	$35,713	($12,060)	$2,449	$58,425

Cumulative GAP/total assets	.11	(.04)	.01	.18

Cumulative GAP/total earning assets	.12	(.04)	.01	.19

Total Assets					$324,324

Total earning assets					$307,823

(1)	In preparing the table above, adjustable-rate loans were included in the period in which the interest rates are next scheduled to adjust rather than in the period in which the loans mature. Fixed-rate loans were scheduled according to their contractual maturities.

(2)	Excludes noninterest-bearing deposit accounts. Money market deposits were regarded as maturing immediately. NOW and savings deposits were regarded as maturing in 1-5 years. All other time deposits were scheduled through the maturity dates. Securities were scheduled based on their remaining maturity or repricing frequency. Mortgage-backed securities are scheduled over five years. Securities include Federal Home Loan Bank.

Financial Condition

Lending Activities

     A significant source of income for the Company is the interest earned on loans. At December 31, 2003, the Company’s total assets were $324,324,023 and its net loans were $198,479,669 or 61% of total assets. At December 31, 2002, the Company’s total assets were $138,647,253 and its net loans were $80,161,988 or 58% of total assets.

     The Banks’ primary market area consists of Orange and Seminole Counties, Florida offer recreational facilities, cultural events, resorts, commercial office parks, residential developments, major transportation routes, shopping centers, and entertainment areas. Business and entertainment service industries, retail trade, government, construction, real estate, finance/insurance, health care and transportation/communication/utility form the basis for the area’s business economy. Although not important as it once was, agricultural remains a part of the area’s industry, with citrus crops, nurseries and vegetables making up the bulk of the agriculture business.

     There is no assurance that the Company’s market area will continue to experience economic growth. Adverse conditions in any one or more of the industries operating in such markets or slow-down in general economic conditions could have an adverse effect on the Company.

     Lending activities are conducted pursuant to a written policy which has been adopted by the Company. Each loan officer has defined lending authority beyond which loans, depending upon their type and size, must be reviewed and approved by a loan committee comprised of certain directors of the Banks.

     The following table sets forth information concerning the Company’s loan portfolio by type of loan at the dates indicated:

	At December 31
	2003		2002
	Amount	% of Total	Amount	% of Total
	(dollars in thousands)
Commercial, financial and agricultural	$42,779	21%	$25,294	31%
Real estate mortgage	119,887	60%	38,228	47%
Construction and land development	31,934	16%	15,531	19%
Installment and consumer lines	6,753	3%	2,153	3%

Total loans	$201,353	100%	$81,206	100%

Less: Allowance for loan losses	(2,526)		(1,014)
Less: Net deferred fees	(347)		(30)

Loans, net	$198,480		$80,162

     The following table reflects the contractual principal repayments by period of the Company’s loan portfolio at December 31, 2003:

	1 Year	1 Through	After
	or Less	5 Years	5 Years	Total
	(dollars in thousands)
Commercial, financial and agricultural	$23,100	$19,419	$260	$42,779
Real estate and mortgage	22,021	35,253	62,613	119,887
Construction and land development	9,637	14,649	7,648	31,934
Installment and consumer lines	4,087	2,653	13	6,753

Total loans	$58,845	$71,974	$70,534	$201,353

Loans with maturities over one year:
Fixed rate				$123,673
Variable rate				18,835

Total maturities greater than one year				$142,508

Asset Quality

     Management seeks to maintain a high quality of assets through conservative underwriting and sound lending practices. The majority of the loans in the Company’s loan portfolio are collateralized by commercial real estate mortgages. The level of delinquent loans and real estate owned also is relevant to the credit quality of a loan portfolio. As of December 31, 2003 the Banks had $491,068 of nonperforming assets. At December 31 2002, there were no nonperforming assets.

     In an effort to maintain the quality of the loan portfolio, management seeks to minimize higher risk types of lending. In view of the relative significance of real estate related loans, a downturn in the value of the real estate could have an adverse impact on the Company’s profitability. However, as part of its loan portfolio management strategy, the Company generally limits its loans to a maximum of 80% of the value of the underlying real estate as determined by appraisal. In addition, knowledgeable members of management make physical inspections of properties being considered for mortgage loans.

     Commercial loans also entail risks since repayment is usually dependent upon the successful operation of the commercial enterprise. They also are subject to adverse conditions in the economy. Commercial loans are generally riskier than mortgage loans because they are typically underwritten on the basis of the ability to repay from the cash flow of a business rather than on the ability of the borrower or guarantor to repay. Further, the collateral underlying a commercial loan may depreciate over time, cannot be appraised with as much precision as real estate, and may fluctuate in value based on the success of the business.

     The repayment of consumer installment loans and other loans to individuals is closely linked to the economic conditions of the communities in which the Company operates (see “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Financial Condition - Lending Activities”). For the most part, these local economies enjoy diverse labor forces. The majority of these consumer installment loans are secured by collateral which limits, to a degree, any loss the Company would suffer upon default.

     Loan concentrations are defined as amounts loaned to a number of borrowers engaged in similar activities which would cause them to be similarly impacted by economic or other conditions. the Company, on a routine basis, monitors these concentrations in order to consider adjustments in its lending practices to reflect economic conditions, loan to deposit ratios, and industry trends. Concentrations of loans in the following categories constituted the total loan portfolio as of December 31, 2003:

Commercial, financial and agricultural	21%
Real estate - mortgage	60%
Construction and land development	16%
Installment and consumer lines	3%

100%

     The Loan Committee of the Banks concentrates its efforts and resources, and that of its senior management and lending officers, on loan review and underwriting procedures. Internal controls include ongoing reviews of loans made to monitor documentation and the existence and valuations of collateral. In addition, management of the Company has established a review process with the objective of identifying, evaluating, and initiating necessary corrective action for marginal loans. The goal of the loan review process is to address classified and nonperforming loans as early as possible.

Classification of Assets

     Generally, interest on loans accrues and is credited to income based upon the principal balance outstanding. It is management’s policy to discontinue the accrual of interest income and classify a loan as nonaccrual when principal or interest is past due 90 days or more and the loan is not adequately collateralized, or when in the opinion of management, principal or interest is not likely to be paid in accordance with the terms of the obligation. Consumer installment loans are generally charged-off after 90 days of delinquency unless adequately collateralized and in the process of collection. Loans are not returned to accrual status until principal and interest payments are brought current and future payments appear reasonably certain. Interest accrued and unpaid at the time a loan is placed on nonaccrual status is charged against interest income. Subsequent payments received are applied to the outstanding principal balance.

     Real estate acquired by the Company as a result of foreclosure or by deed in lieu of foreclosure is classified as foreclosed real estate. Foreclosed real estate is recorded at the lower of cost or fair value less estimated selling costs, and the estimated loss, if any, is charged to the allowance for loan losses at the time it is transferred to foreclosed real estate. Further allowances for losses in foreclosed real estate are recorded at the time management believes additional deterioration in value has occurred.

     Management has adopted SFAS No. 114, which considers a loan to be impaired if it is probable that the Company will be unable to collect all amounts due under the contractual terms of the loan agreement. If a loan is considered impaired, its value generally should be measured based on the present value of expected cash flows discounted at the loan’s effective interest rate. As a practical expedient, however, the loan’s value may be based on:

•	the loan’s market price; or

•	the fair value of the loan’s collateral, less discounted estimated costs to sell, if the collateral is expected to be the sole source of repayment.

     If the value of the loan is less than the recorded investment in the loan, a loss is recognized by recording a valuation allowance and a corresponding increase to the provision for loan losses charged to operating expenses.

     Situations may occur where:

•	The Company receives physical possession of a debtor’s assets regardless of whether formal foreclosure proceedings have been initiated or completed; or

•	the debtor has effectively surrendered control of the underlying collateral in contemplation of foreclosure.

     These situations are referred to as “in-substance foreclosures.” SFAS No. 114 recognizes the practical problems of accounting for the operation of an asset the creditor does not possess, and states that a loan for which foreclosure is probable should continue to be accounted for as a loan.

     At December 31, 2003, loans of $376,197 were considered by management to be impaired. There is an allowance for possible losses on impaired loans of $97,000 relating to these loans, which allowance is included in the overall allowance for loan losses.

     There was $491,068 in nonaccrual loans or loans over 90 days delinquent at December 31, 2003 and none in 2002. There was no foreclosed real estate at December 31, 2003 or 2002.

Allowance for Credit Losses

     In originating loans, the Company recognizes that credit losses will be experienced and that the risk of loss will vary with, among other things, the type of loan being made, the creditworthiness of the borrower over the term of the loan and, in the case of a collateralized loan, the quality of the collateral for the loan as well as general economic conditions. It is management’s policy to attempt to maintain an adequate allowance for loan losses based on, among other things, the Company’s historical loan loss experience, evaluation of economic conditions and regular reviews of any delinquencies and loan portfolio quality. Specific allowances are provided for individual loans when ultimate collection is considered questionable by management after reviewing the current status of loans which are contractually past due and considering the net realizable value of the collateral for the loan. Management recognizes the greater inherent risks in connection with commercial and consumer lending. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Provision for Credit Losses.”

     Management continues to actively monitor the Company’s asset quality and to charge-off loans against the allowance for loan losses when appropriate or to provide specific loss allowances when necessary. Although management believes it uses the best information available to make determinations with respect to the allowance for loan losses, future adjustments may be necessary if economic conditions differ from the economic conditions in the assumptions used in making the initial determinations. The Company’s allowance for loan losses at December 31, 2003 and 2002 was $2,256,018 and $1,014,167, respectively. Management believes that the allowance for loan losses was adequate at December 31, 2003.

     The following table sets forth information with respect to activity in the Company’s allowance for loan losses during the periods indicated:

	For the Year Ended December 31
	(dollars in thousands)
	2003	2002
Allowance at beginning of period	$1,014	$492
Charge-offs:
Commercial	(139)	(21)
Commercial real estate	(16)	—
Consumer	(5)	—

Total charge-offs	(160)	(21)

Recoveries:
Commercial	1	—

Total recoveries	1	—

Provision for loan losses charged to operations	784	543
Acquired in purchase transaction	887	—

Allowance at end of period	$2,526	$1,014

Ratio of net charges-offs during the period to average loans outstanding during the period	.09%	.04%

Allowance for loan losses as a percentage of nonperforming loans	514%	N/A

     The Company classifies its loan portfolio for internal purposes as residential mortgage loans, installment loans and commercial loans. The Company prepares its quarterly computation of allowance for losses in this manner. The following table presents information regarding the Company’s total allowance for loan losses as well as the allocation of such amounts to the various categories of loans (dollars in thousands):

	At December 31
	2003		2002
		% of Loans to		% of Loans to
	Amount	Total Loans	Amount	Total Loans
	(dollars in thousands)
Commercial, financial and agricultural	$535	21%	$316	31%
Real estate mortgage	1,508	60%	477	47%
Construction and land development	399	16%	194	19%
Installment and consumer lines	84	3%	27	3%

Total allowance for loan losses	$2,526	100%	$1,014	100%

     The allowance for loan losses represented 1.25% of the total loans outstanding as of December 31, 2003 and December 31, 2002.

Investment Securities

     The Company’s investment securities portfolio at December 31, 2003 and 2002, consisted of United States Government agency obligations and mortgage-backed securities. The following table sets forth the fair market value of the Company’s investment portfolio at the dates indicated:

	At December 31
	(dollars in thousands)
	2003	2002
Investment securities:
Available-for-sale:
U.S. Government agency obligations	$493	$—
Mortgage-backed securities	55,762	29,302
Equity securities	131

Total	$56,386	$29,302

     The following table sets forth, by maturity distribution, certain information pertaining to the investment securities portfolio as follows:

			After One Year		After Five Years
	One Year or Less		to Five Years		to Ten Years		After Ten Years		Total
	Amortized	Average	Amortized	Average	Amortized	Average	Amortized	Average	Amortized	Average
	Cost	Yield	Cost	Yield	Cost	Yield	Cost	Yield	Cost	Yield
	(dollars in thousands)
December 31, 2003:
U.S. Government agency securities	$500	3.1%	$—	—%	$—	—%	$—	—%	$500	3.1%
Mortgage-backed securities	—	—%	27,119	3.3%	19,682	3.5%	9,416	3.9%	56,217	3.9%

	$500	3.1%	$27,119	3.3%	$19,682	3.5%	$9,416	3.9%	$56,717	3.9%

December 31, 2002:
U.S. Government agency securities	$—	—%	$—	—%	$—	—%	$—	—%	$—	—%
Mortgage-backed securities	—	—%	12,011	4.2%	10,629	4.9%	6,041	5.4%	28,681	4.7%

	$	%	$12,011	4.2%	$10,629	4.9%	$6,041	5.4%	$28,681	4.7%

Deposit Activities

     Deposits are the major source of the Company’s funds for lending and other investment purposes. Deposits are attracted principally from within the Company’s primary market area through the offering of a broad variety of deposit instruments including checking accounts, money market accounts, regular savings accounts, term certificate accounts (including “jumbo” certificates in denominations of $100,000 or more) and retirement savings plans.

     Maturity terms, service fees and withdrawal penalties are established by the Company on a periodic basis. The determination of rates and terms is predicated on funds acquisition and liquidity requirements, rates paid by competitors, growth goals and federal regulations.

     FDIC regulations limit the ability of certain insured depository institutions to accept, renew, or rollover deposits by offering rates of interest which are significantly higher than the prevailing rates of interest on deposits offered by other insured depository institutions having the same type of charter in such depository institutions’ normal market area. Under these regulations, “well capitalized” depository institutions may accept, renew, or rollover deposits at such rates without restriction, “adequately capitalized” depository institutions may accept, renew or rollover deposits at such rates with a waiver from the FDIC (subject to certain restrictions on payments of rates), and “undercapitalized” depository institutions may not accept, renew or rollover deposits at such rates. The regulations contemplate that the definitions of “well capitalized,” “adequately capitalized” and “undercapitalized” will be the same as the definitions adopted by the agencies to implement the prompt corrective action provisions of applicable law. See “Business - Supervision and Regulation – Capital Requirements.” As of December 31, 2003, the Banks met the definition of a “well capitalized” depository institution.

     The following table shows the distribution of, and certain other information relating to, the Company’s deposit accounts by type:

	December 31
	2003		2002
		% of		% of
	Amount	Deposit	Amount	Deposit
	(dollars in thousands)
Noninterest-bearing demand deposits	$42,348	15%	$16,130	14%
Savings and NOW deposits	30,033	11%	6,238	5%
Money market deposits	89,970	31%	45,860	39%

Subtotal	162,351	57%	68,228	58%

Certificates of deposit:
2.00% - 2.99%	2,301	1%	4,155	3%
3.00% - 3.99%	87,250	30%	2,555	2%
4.00% - 4.99%	33,233	11%	35,271	30%
5.00% - 5.99%	1,437	1%	7,907	7%
6.00% - 6.99%	—	—%	—	—%
7.00% - 7.99%	—	—%	—	—%

Total certificates of deposit(1)	124,221	43%	49,886	42%

Total deposits	$286,572	100%	$118,114	100%

(1) Including individual retirement accounts (“IRAs”) at December 31, 2003 of $6,998,101 and $1,301,712 at December 31, 2002.

     The following tables show the average amount outstanding and the average rate paid on each of the following deposit account categories during the periods indicated:

	Years ended December 31
	2003		2002
	Average	Average	Average	Average
	Balance	Rate	Balance	Rate
	(dollars in thousands)
Money market deposits	$96,884	1.86%	$37,618	2.59%
Savings and NOW deposits	20,813	1.02%	4,144	.59%
Time deposits	114,818	3.14%	34,640	3.74%

Total deposits	$232,515	2.42%	$76,402	3.02%

     The Company does not have a concentration of deposits from any one source, the loss of which would have a material adverse effect on the Company. Management believes that substantially all of the Company’s depositors are residents in its primary market area. The Company currently does not accept brokered deposits. As shown in the tables below, a significant amount of the Company’s certificates of deposit will mature during the year ending December 31, 2003. The high volume of maturities during this period is primarily due to customer demand for certificates of deposit having original maturities of 12 months or less. Based upon current and anticipated levels of interest rates and past practice, the Company management anticipates that substantially all of the Company’s certificates of deposit maturing during this time period will be renewed or replaced by certificates of deposit issued to other customers at competitive market rates, which may be higher or lower than the rates currently being paid. Consequently, the Company management does not believe that the maturity of the Company’s certificates of deposit during the year ending December 31, 2003, will have a material adverse effect on the Company’s liquidity. However, if the Company is required to pay substantially higher rates to obtain the renewal of these or other certificates of deposit or alternative sources of funds, the higher net interest expense could have a material adverse effect on the Company’s net earnings.

     The following tables present by various interest rate categories the amounts of certificates of deposit at December 31, 2003 which mature during the period indicated:

	Due	Due	Due	Due
	Under Three	3 Months to	1 Year to	Over
	Months	12 Months	3 Years	3 Years	Total
	(dollars in thousands)
At December 31, 2003:
1.00% - 1.99%	$1,670	$475	$156	$—	$2,301
2.00% - 2.99%	4,981	68,678	13,591	—	87,250
3.00% - 3.99%	7,855	7,564	17,778	36	33,233
4.00% - 4.99%	—	—	403	1,034	1,437
5.00% - 5.99%	—	—	—	—	—

Total certificates of deposit	$14,506	$76,717	$31,928	$1,070	$124,221

     Jumbo certificates ($100,000 and over) mature as follows:

	At December 31
	(dollars in thousands)
	2003	2002
Due in three months or less	$11,023	$4,674
Due from three months to one year	47,229	11,653
Due from twelve months to five years	18,347	22,101

	$76,599	$38,428

Impact of Inflation and Changing Prices

     The financial statements and related financial data concerning the Company presented in this Proxy Statement have been prepared in accordance with accounting principles generally accepted in the United States of America, which require the measurement of financial position and operating results in terms of historical dollars without considering changes in the relative purchasing power of money over time due to inflation. The primary impact of inflation on the operations of the Company is reflected in increased operating costs. Unlike most industrial companies, virtually all of the assets and liabilities of a financial institution are monetary in nature. As a result, changes in interest rates have a more significant impact on the performance of a financial institution than do the effects of changes in the general rate of inflation and changes in prices. Interest rates do not necessarily move in the same direction or in the same magnitude as the prices of goods and services.

Item 7. Financial Statements

          The financial statements of the Company as of and for the years ended December 31, 2003 and 2002 are set forth in this Form 10-KSB as Exhibit 13.1.

Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

     Not applicable.

Item 8A. Controls and Procedures

(a)	Evaluation of disclosure controls and procedures. The Company maintains controls and procedures designed to ensure that information required to be disclosed in the reports that the Company files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission. Based upon their evaluation of those controls and procedures performed within 90 days of the filing date of this report, the Chief Executive and Chief Financial officers of the Company concluded that the Company’s disclosure controls and procedures were adequate.

(b)	Changes in internal controls. The Company made no significant changes in its internal controls or in other factors that could significantly affect these controls subsequent to the date of the evaluation of those controls by the Chief Executive and Chief Financial officers.

PART III

Item 9. Directors and Executive Officers of the Registrant

          The following table sets forth the name of each director of the Company, a description of his position and offices with the Company other than as a director, if any; a brief description of his principal occupation and business experience during at least the last five years; and certain other information including the director’s age and the number of shares of Common Stock beneficially owned by the director on February 27, 2004. These individuals also serve as the sole executive officers of the Company. The Company has a Code of Ethics that applies to its principal executive officer and principal financial officer (who is also its principal accounting officer), a copy of which is included with this Form 10-KSB as Exhibit 14.1.

Amount, Percentage
and Nature of
Beneficial Ownership
Name and age of Individual	Information about Director	of Common Stock (a)
J. Michael Hattaway	Mr. Hattaway serves as Vice Chairman of the Board. He previously founded and served as Chairman of the Board of First Seminole Bank. Mr. Hattaway is a lifelong real estate developer and operates his own multi-faceted real estate company. He is 59 years old.	79,100 (2.4%)

James E. Hewitt	Mr. Hewitt serves as Chairman of the Board of the Company. He is also an executive officer. Mr. Hewitt previously served as Chairman of the Board of a regional bank with operations headquartered in Orlando, Florida and was Chairman of the Board and founder of United American Bank of Central Florida. He was also the founder and until November 1991, a principal owner of the Orlando Magic NBA franchise. Mr. Hewitt is 62 years old.	108,999 (3.3%)

David G. Powers	Mr. Powers serves as a director of the Company and is also President and Chief Executive Officer. He has 30 years of local banking experience and previously served as President and Chief Executive Officer of a regional bank headquartered in Orlando, Florida. Mr. Powers is 47 years old.	27,024 (.8%)

Amount, Percentage
and Nature of
Beneficial Ownership
Name and age of Individual	Information about Director	of Common Stock (a)
Shirley L. Tyler	Ms. Tyler serves as Chief Financial Officer, Secretary and Treasurer of the Company. She has over 30 years of banking experience and previously served as the Senior Operations Officer for a regional bank headquartered in Orlando, Florida. Ms. Tyler is 49 years old.	11,250 (.3%)

(a)	Information relating to beneficial ownership of Company Common Stock by directors is based upon information furnished by each person using “beneficial ownership” concepts set forth in rules of the Securities and Exchange Commission under the Securities Exchange Act of 1934, as amended. Under such rules, a person is deemed to be a “beneficial owner” of a security if that person has or shares “voting power,” which includes the power to vote or direct the voting of such security, or “investment power,” which includes the power to dispose of or to direct the disposition of such security. A person is also deemed to be a beneficial owner of any security of which that person has a right to acquire beneficial ownership within 60 days. Under such rules, more than one person may be deemed to be a beneficial owner of the same securities, and a person may be deemed to be a beneficial owner of securities as to which he or she may disclaim any beneficial interest. Accordingly, nominees and directors continuing in office are named as beneficial owners of shares as to which they may disclaim any beneficial interest. Except as otherwise indicated in the notes to this table, directors possessed sole voting and investment power as to all shares of Company Common Stock set forth opposite their names.

Item 10. Executive Compensation

          The following table sets forth all cash compensation for the Company’s Chairman, its President and Chief Executive Officer and its Treasurer for services to the Company and its subsidiaries in 2003:

SUMMARY COMPENSATION TABLE

							Long Term Compensation
	Annual Compensation				Awards		Payouts
Name
and				Other	Restricted
Principal				Annual	Stock	Options/	LTIP	All Other
Position	Year	Salary	Bonus	Compensation (1)	Award(s)	SARs	Payouts	Compensation (2)
James L. Hewitt	2003	$100,000	$-0-	$9,356	-0-	-0-	-0-	$12,000
Chairman of the	2002	$101,855	$-0-	$9,360	-0-	-0-	-0-	$6,000
Board of the Company	2001	$75,000	$-0-	$7,800	-0-	-0-	-0-	$4,500
David G. Powers	2003	$221,948	$-0-	$9,360	-0-	-0-	-0-	$6,000
President and Chief	2002	$209,547	$-0-	$9,360	-0-	-0-	-0-	$-0-
Executive Officer of the Company and President and Chief Executive Officer of United Heritage Bank	2001	$204,380	$-0-	$7,800	-0-	-0-	-0-	$-0-
Shirley L. Tyler	2003	$93,115	$-0-	$9,360	-0-	-0-	-0-	$-0-
Treasurer of the	2002	$85,688	$-0-	$9,360	-0-	-0-	-0-	$-0-
Company	2001	$82,331	$-0-	$7,800	-0-	-0-	-0-	$-0-

(1)	Represents amounts paid by the Company for automobile allowance.

(2)	Company board fees.

     Stock Option Plans. The Company has a stock option plan for officers and employees (the “Employee Plan”) and a stock option plan for directors (the “Director Plan”). The Employee Plan authorizes the issuance of options for 332,284 shares to officers and employees of the Company’s subsidiaries and the Director Plan authorizes the issuance of options for 283,824 shares to the Directors of the Company’s subsidiaries. As of December 31, 2003, options exercisable for an aggregate of 141,912 shares of Company Common Stock were outstanding under the Director Plan and held by directors at a weighted average exercise price of $12 per share, and options exercisable for an aggregate of 194,080 shares of Company Common Stock were outstanding under the Employee Plan and held by certain officers and employees at a weighted average exercise price of $9.61 per share.

Aggregated Option/SAR Exercises in Last Fiscal Year and FY-End
Option/SAR Values

Number of
			Securities	Value of
			Underlying	Unexercised
	Shares		Unexercised	in-the-Money
	Acquired		Options/SARs	Options/SARs
	on	Value	at FY-End (#)	at FY-End($)
	Exercise	Realized	Exercisable/	Exercisable/
Name	(#)	($)	Unexercisable	Unexercisable
David G. Powers	—	—	27,000/-0-	$54,000/$-0-

Shirley L. Tyler	—	—	20,000/-0-	$40,000/$-0-

Item 11. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

               For information regarding the ownership of Common Stock by the Company’s directors and executive officers, see Item 9 above. The Company has only two compensation plans under which shares of its Common Stock are issuable. These two plans are its Officers and Employees Stock Option Plan and its Directors Stock Option Plan, each of which was previously approved by the Company shareholders. The following sets forth certain information regarding those two plans:

Equity Compensation Plan Information

Number of
securities
remaining
available for
future issuance
under equity
	Number of securities to	Weighted-average	compensation
	be issued upon exercise	exercise price of	plans (excluding
	of outstanding options,	outstanding options,	securities reflected
	warrants and rights (a)	warrants and rights (b)	in column (a)) (b)
Equity compensation plans approved by security holders	335,992	$10.62	280,116
Equity compensation plans not approved by security holders	—	—	—

Total	335,992	$10.62	280,116

Item 12. Certain Relationships and Related Transactions

               The Company’s subsidiary banks have outstanding loans to certain of their directors, executive officers, their associates and members of the immediate families of such directors and executive officers. These loans were made in the ordinary course of business, were made on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with persons not affiliated with the banks and did not involve more than the normal risk of collectibility or present other unfavorable features.

Item 13. Exhibits, List, and Reports on Form 8-K

(a)	The following documents are filed as part of this report:

1.	Financial Statements

Report of Independent Auditors

Consolidated Balance Sheets as of December 31, 2003 and 2002

Consolidated Statements of Operations for the years ended December 31, 2003 and 2002

Consolidated Statements of Cash Flows for the years ended December 31, 2003 and 2002

Consolidated Statements of Shareholders’ Equity for the years ended December 31, 2003 and 2002

Notes to Consolidated Financial Statements

2.	Financial Statement Schedules

All schedules have been omitted as the required information is either inapplicable or included in the Notes to Consolidated Financial Statements.

3.	Exhibits

3.1	- Articles of Incorporation of United Community Bankshares of Florida, Inc. **

3.2	- Bylaws of United Community Bankshares of Florida, Inc. **

4.1	- Specimen Stock Certificate of United Community Bankshares of Florida, Inc. **

10.1	- Employment Agreement, dated as of March 15, 2001, between United Heritage Bank and David G. Powers */**

10.2	- United Community Bankshares of Florida, Inc. Directors’ Stock Option Plan */**

10.3	- United Community Bankshares of Florida, Inc.’s Officers’ and Employees’ Stock Option Plan */**

10.4	- Employment Agreement, dated as of March 15, 2001, between United Heritage Bank and Shirley L. Tyler *

13.1	- Financial Statements of United Community Bankshares of Florida, Inc. and Subsidiaries

14.1	- Code of Ethics

21.1	- List of Subsidiaries of United Community Bankshares of Florida, Inc.

23.1	- Consent of Osburn, Henning and Company

31.1	- Certification of President and Chief Executive Officer under §302 of the Sarbanes-Oxley Act of 2002

31.2	- Certification of Chief Financial Officer under §302 of the Sarbanes-Oxley Act of 2002

32.1	- Certification of President and Chief Executive Officer under §906 of the Sarbanes-Oxley Act of 2002

32.2	- Certification of Chief Financial Officer under §906 of the Sarbanes-Oxley Act of 2002

99.1	- Audit Pre-Approval Policy

_______________

*	Represents a management contract or compensatory plan or arrangement required to be filed as an exhibit.

**	Incorporated by reference to the corresponding exhibit number in the Company’s Form 10-QSB filed for the quarter ended March 31, 2003.

(b)	Reports on Form 8-K

  No Current Reports on Form 8-K were filed by the Company during the last fiscal quarter covered by this report.

Item 14. Principal Accountant Fees and Services

Fees Paid to the Independent Auditor

          The following sets forth information on the fees paid by the Company to Osburn, Henning and Company, for and during 2002 and 2003.

	2002	2003
Audit Fees	$21,500	$57,075
Audit-Related Fees	1,685	4,005
Tax Fees	2,000	9,505

Subtotal	25,185	70,585
All Other Fees	—	—

Total Fees	$25,185	$70,585

Services Provided by Osburn, Henning and Company

     All services rendered by Osburn, Henning and Company are permissible under applicable laws and regulations, and are pre-approved by the Audit Committee, whose pre-approval policy is attached as Exhibit 99.1. Pursuant to new rules of the SEC, the fees paid to Osburn, Henning and Company for services are disclosed in the table above under the categories listed below.

1)	Audit Fees – These are fees for professional services performed for the audit of the Company’s annual financial statements and review of financial statements included in the Company’s 10-QSB and 10-KSB filings, and services that are normally provided in connection with statutory and regulatory filings or engagements.

2)	Audit-Related Fees – These are fees for assurance and related services performed that are reasonably related to the performance of the audit or review of the Company’s financial statements. This includes consulting on financial accounting/reporting standards and filings with the Federal Reserve.

3)	Tax Fees – These are fees for professional services performed by Osburn, Henning and Company with respect to tax compliance, tax advice and tax planning. This includes preparation of original and amended tax returns for the Company and its subsidiaries, estimated tax payment planning; tax research; and tax work stemming from “Audit-Related” items.

4)	All Other Fees – These would be fees for other permissible work performed by Osburn, Henning and Company that does not meet the above category descriptions. No work of this nature was performed.

     These services are actively monitored (both spending level and work content) by the Audit Committee to maintain the appropriate objectivity and independence in the core work of Osburn, Henning and Company, which is the audit of the Company’s consolidated financial statements.

SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has caused this report to be duly signed on its behalf by the undersigned, thereunto duly authorized, in the City of Orlando, State of Florida, on the 25th day of March, 2004.

UNITED COMMUNITY BANKSHARES OF FLORIDA, INC.
/s/ David G. Powers
President and Chief Executive Officer

/s/ Shirley L. Tyler
Treasurer
(Principal financial officer and principal accounting officer)

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on March 25, 2004.

Signature		Title
/s/	James L. Hewitt	Director

James L. Hewitt

/s/	David G. Powers	Director

David G. Powers

/s/	J. Michael Hattaway	Director

J. Michael Hattaway

United Community Bankshares of Florida, Inc.
Form 10-KSB
For Fiscal Year Ending December 31, 2003

EXHIBIT INDEX

Exhibit
No.	Exhibit
10.4	Employment Agreement, dated as of March 15, 2001, between United Heritage Bank and Shirley L. Tyler

13.1	Financial Statements of United Community Bankshares of Florida, Inc. and Subsidiaries

14.1	Code of Ethics

21.1	Subsidiaries of the Registrant

23.1	Consent of Osburn, Henning and Company

31.1	Certification of President and Chief Executive Officer under §302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer under §302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of President and Chief Executive Officer under §906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer under §906 of the Sarbanes-Oxley Act of 2002

99.1	Audit Pre-Approval Policy