Form 10QSB
period 2004-03-31
UNITED COMMUNITY BANKSHARES OF FLORIDA INC
filed 2004-05-13
CIK 1230299

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10 – QSB

(Mark One)

[X]	Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2004

[ ]	Transition report under Section 13 or 15(d) of the Exchange Act

For the transition period from                     to

Commission file number 333-

UNITED COMMUNITY BANKSHARES OF FLORIDA, INC.

(Exact Name of Small Business Issuer as Specified in Its Charter)

Florida	04-3691059

(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer (Identification No.

1411 Edgewater Drive, Suite 100 Orlando, Florida 32804 (Address of Principal Executive Offices) (407) 447-0386 (Issuer’s Telephone Number, Including Area Code)

(Former Name, Former Address and Former Fiscal Year, if Changed, Since Last Report)

     Check whether the issuer: (1) filed all reports required to be filed by Section 12,13 or 15(d) Of the Exchange Act during the past 12 months (or for such shorter period that the registrant was Required to file such reports), and (2) has been subject to such filing requirements for the past 90 Days:

YES [X] NO [  ]

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date;

Common Stock, par value $.01 per share	3,256,888 Shares

(class)	Outstanding at May 7, 2004

UNITED COMMUNITY BANKSHARES OF FLORIDA, INC.

PART 1. Financial Information

Item 1. Financial Statements

UNITED COMMUNITY BANKSHARES OF FLORIDA, INC.

Consolidated Balance Sheets

(Unaudited)

	March 31,	December 31,
	2004	2003
	($ in thousands, except share amounts)
Assets
Cash and due from banks	$17,635	$11,009
Interest-bearing demand deposits in other banks	9,755	9,694
Federal funds sold	57,358	39,926

Total cash and cash equivalents	84,748	60,629
Securities available for sale	52,598	56,386
Loans, net of allowance for loan losses of $2,621 in 2004 and $2,526 in 2003	205,811	198,480
Premises and equipment, net	5,451	5,410
Federal Home Loan Bank stock, at cost	106	106
Accrued interest receivable	1,010	991
Deferred tax asset	717	974
Other Assets	1,470	1,348

Total Assets	$351,911	$324,324

Liabilities and Shareholders’ Equity
Liabilities:
Noninterest-bearing demand deposits	$45,755	$42,348
Savings and NOW deposits	36,285	30,033
Money-market deposits	107,852	89,970
Time deposits	125,037	124,221

Total Deposits	314,929	286,572
Other liabilities	942	902
Other Borrowings	3,611	5,174

Total Liabilities	319,482	292,648

Shareholders’ Equity:
Preferred stock	—	—
Common stock, $.01 par value; 20 million shares authorized; 3,256,888 shares issued and outstanding	33	33
Additional paid-in capital	31,970	31,970
Retained Earnings (deficit)	361	(38)
Accumulated other comprehensive income (loss)	65	(289)

Total Shareholders’ equity	32,429	31,676

Total liabilities and Shareholders’ equity	$351,911	$324,324

UNITED COMMUNITY BANKSHARES OF FLORIDA, INC.

Consolidated Statements of Operations
(Unaudited)

	Three Months Ended
	March 31,
	2004	2003
	($ in thousands, except share amounts)
Interest income:
Loans	$3,323	$2,595
Securities	392	356
Other interest-earning assets	109	151

Total interest income	3,824	3,102

Interest expense:
Deposits	1,316	1,340
Other borrowings	3	1

Total interest expense	1,319	1,341

Net interest income	2,505	1,761
Provision for loan losses	160	120

Net interest income after provision for loan losses	2,345	1,641

Noninterest income:
Service charges and fees	122	116
Gain on sale of Other Real Estate	5	27
Gain on sale of securities available for sale	—	5

Total noninterest income	127	148

Noninterest expense:
Salaries and employee benefits	792	721
Occupancy expense	357	161
Other	654	695

Total noninterest expense	1,803	1,577

Income before income tax	669	212
Income tax	270	93

Net income	$399	$119

Earnings per share, basic and fully diluted	$0.12	$0.04

Weighted average number of common shares outstanding	3,256,888	2,914,921

Dividends per share	—	—

UNITED COMMUNITY BANKSHARES OF FLORIDA, INC.

Consolidated Statements of Changes in Shareholders’ Equity
(Unaudited)
(In thousands)

				Accumulated
		Additional		Other	Total
	Common	Paid-in	Retained Earnings	Comprehensive	Shareholders’
	Stock	Capital	(Deficit)	Income (Loss)	Equity
Balance December 31, 2002	$20	$19,980	$(919)	$387	$19,468

Comprehensive Income:
Net income	—	—	119	—	119
Net change in unrealized gain on securities available for sale	—	—	—	(87)	(87)

Comprehensive income	—	—	—	—	32

Issuance of common shares in acquisition	11	9,742			9,753

Balance at March 31, 2003	$31	$29,722	$(800)	$300	$29,253

Balance December 31, 2003	$33	$31,970	$(38)	$(289)	$31,676

Comprehensive Income:
Net income	—	—	399	—	399
Net change in unrealized loss on securities available for sale	—	—	—	354	354

Comprehensive income	—	—	—	—	753

Balance at March 31, 2004	$33	$31,970	$361	$65	$32,429

UNITED COMMUNITY BANKSHARES OF FLORIDA, INC.

Consolidated Statements of Cash Flows
(Unaudited)

	Three Months Ended
	March 31,
	2004	2003
	($ in thousands)
Cash flows from operating activities:
Net Income	$399	$881
Adjustments to reconcile net income or loss to net cash provided by operating activities:
Depreciation and amortization	154	450
Provision for loan loss	160	784
Net amortization of securities available for sale	190	1,171
Deferred income taxes	71	(207)
Gain on sale of securities available for sale	—	(5)
Changes in balances of:
Interest Receivable	(31)	(78)
Interest Payable	82	(202)
Other accounts — net	(50)	164

Net cash provided by operating activities	975	2,958

Cash flows from investing activities:
Purchase of securities available for sale	—	(55,698)
Sales and calls of securities available for sale	—	243
Repayment of securities available for sale	4,035	37,699
Net increase in loans	(7,490)	(42,096)
Purchase of premises and equipment	(195)	(143)
Proceeds from sale of other realestate	—	611

Net cash used in investing activities	(3,650)	(59,384)

Cash flows from financing activities:
Net increase in deposits	28,357	60,309
Net decrease in other borrowings	(1,563)	4,337
Sale of Common Stock	—	2,250

Net cash provided by financing activities	26,794	66,896

Net increase in cash and cash equivalents	24,119	10,470
Cash and cash equivalents at beginning of period	60,629	50,159

Cash and cash equivalents at end of period	$84,748	$60,629

Supplemental disclosure of cash flow information:
Cash paid during the period for interest	$1,237	$1,438

Cash paid during the period for income tax	$165	$—

UNITED COMMUNITY BANKSHARES OF FLORIDA, INC.

Notes to Consolidated Financial Statements (unaudited)

(1)	Description of Business and Basis of Presentation.

United Community Bankshares of Florida, Inc. (the Holding Company) was incorporated as a Florida Corporation on April 15, 2002. On January 13, 2003, the Holding Company acquired 100% of the outstanding shares of United Heritage Bank and Community United Bank (the Banks) (collectively, the Company) pursuant to approval by the Federal Reserve to acquire the Banks through an exchange of Holding Company common shares for the outstanding shares in the Banks. This transaction has been accounted for as a combination of interests under common control as it relates to the acquisition of United Heritage Bank, and as a purchase transaction as it relates to Community United Bank. On March 26, 2004, Community United Bank was merged into United Heritage Bank, creating a one-bank holding company.

The Holding Company’s only business is the ownership and operation of the Bank. The Bank is incorporated under the laws of the State of Florida and is a Florida Banking Corporation. The Bank provides a variety of community banking services to businesses and individuals through its seven banking offices throughout Central Florida. The Bank’s deposits are insured by the FDIC to the extent provided by law.

The accompanying consolidated financial statements include the accounts of the Holding Company and the Bank. All significant intercompany accounts have been eliminated in consolidation. The income and expense of Community United Bank from January 13, 2003 through March 31, 2003 are included in the accompanying consolidated statement of operations for the three months ending March 31, 2003. Earnings during the 13 days of January 2003 before the purchase are considered to be insignificant when preparing a comparison analysis. The consolidated financial statements at December 31, 2003 include the accounts of the Holding Company and United Heritage Bank for the entire period, and of Community United Bank (except for the first 13 days of January 2003).

(2)	Earnings per Share

Basic earnings per share have been computed on the basis of the weighted average number of shares of common stock outstanding during the periods. Additional shares issuable under the stock option plan bring the weighted average shares for fully diluted per share purposes to 3,295,468 and 2,951,737 for the first quarter of 2004 and 2003, respectively. Additional shares issuable within the stock option plan do not result in any difference between basic and fully diluted earnings per share for either quarterly period.

UNITED COMMUNITY BANKSHARES OF FLORIDA, INC.

Notes to Consolidated Financial Statements (unaudited), Continued

(3)	Pro forma effect of Stock Options

As permitted by applicable accounting principles, management has elected to disclose rather than to record the compensatory effect of stock options granted to employee and directors. The pro forma effect has been determined by use of the Black – Scholes option pricing model, assuming no volatility, minimal dividends and average lives and exercise probability by option class. At March 31, 2004 employees and directors held 335,992 options for shares of common stock, compared to 194,080 options at March 31, 2003. No options for shares were granted, exercised or forfeited during the three months ending March 31, 2004. However, on April 1, 2004, options for 141,912 shares were granted to certain of the Company’s directors under the stock option plan approved by the shareholders. The estimated impact of these options on compensation and net income is approximately $544,000 for the entire 2004 year. For purposes of this pro forma disclosure, 25% of this amount, or $136,000 has been assigned to the first quarter of 2004 as though the options were granted in the first quarter of 2004. The options were granted at $12.00 each, are immediately exercisable, and expire ten years after the date of grant. This brings the number of options outstanding as April 1, 2004 to 477,904.

Had the effect of the above options been recorded, the estimated effect on compensation and income would have been as follows:

	March
	2004	2003
	(in thousands)
Compensation as recorded	$792	$721
Pro forma effect of options (a)	150	14

Pro forma compensation	$942	$735

Net Income as reported	$399	$119
Pro forma effect of options (a)	150	(14)

Pro forma net income	$249	$105

Earnings per share as reported	$.12	$.04
Pro forma effect of earnings per share	(.04)	—

Pro forma earnings per share	$.08	$.04

(4)	Management Opinion

In the opinion of management, the accompanying consolidated financial statements contain all adjustments (consisting of normal recurring accruals) necessary to present fairly the financial position at March 31, 2004 and the results of operations and cash flows for the three month periods ended March 31, 2004 and 2003. The results of operations for the three months ended March 31, 2004 are not necessarily indicative of the results to be expected for the year ending December 31, 2004, due to, among other things, the initial expenses associated with the merger of Community United Bank into United Heritage Bank. Management anticipates cost savings which will exceed the initial merger expenses during the next 12 months. However, there can be no assurance that such cost savings will materialize.

UNITED COMMUNITY BANKSHARES OF FLORIDA, INC.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Financial Conditions

Liquidity

The Company’s primary sources of cash during the three months ended March 31, 2004 were from net deposit inflows of $28 million and principal and interest payments on mortgage-backed securities. Cash was primarily used to originate loans, net of principal repayments, totaling $7 million and to increase liquidity reserves by $17 million. At March 31, 2004, the Company had unused commitments with an original maturity exceeding one year of $37 million. At March 31, 2004, the Bank exceeded its regulatory liquidity requirements.

Capital Resources

The Bank is required to maintain certain regulatory capital requirements. The following is a summary at March 31, 2004 and 2003 of the consolidated regulatory capital requirements for the entities to remain well capitalized, compared to actual capital on a percentage basis:

				Regulatory
				Requirement for
	March	December	March	Well capitalized
	2004	2003	2003	Entities
Consolidated
Total capital to risk-weighted assets	13.05%	13.95%	14.90%	10.00%
Tier I capital to risk-weighted assets	12.01%	12.86%	13.88%	6.00%
Tier I capital to total assets – leverage ratio	9.37%	9.32%	10.19%	5.00%

Selected Ratios

The following ratios are presented for the dates and periods indicated:

	Three Months	Year Ended	Three Months
	Ended March	December 31,	Ended March
	31, 2004	2003	31, 2003
Average equity as a percentage of Average Assets	9.58%	10.34%	10.40%
Equity to total assets at end of period	9.22%	9.77%	9.62%
Return on average assets (1)	0.49%	0.29%	0.17%
Return on average equity (1)	5.10%	2.85%	1.72%
Nonperforming loans and foreclosed real estate as a percentage of total assets at end of period	0.13%	0.15%	0.14%

(1)	Annualized for the three months ended March 31.

UNITED COMMUNITY BANKSHARES OF FLORIDA, INC.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Results of Operations

     General. Net income for the three months ended March 31, 2004 was $399,000 or $.12 per share compared to $119,000 or $.04 per share for the three months ended March 31, 2003. The increase in the Company’s earnings was primarily due to an increase in net interest income, partially offset by an increase in noninterest expenses and the loan loss provision. The results of operations for the three months ended March 31, 2004 are not necessarily indicative of the results to be expected for the year ending December 31, 2004.

     The merger of Community United Bank on March 26, 2004 into United Heritage Bank accounted for non-reoccuring expenses of approximately $123,000 in conversion and other merger related costs during the first quarter of 2004. Other expenses also increased for the quarter ending March 31, 2004 due to the normal growth of the Bank.

     Interest Income and Expense. Interest income increased by $722,000, from $3,102,000 for the three months ended March 31, 2003 to $3,824,000 for the three months ended March 31, 2004. Interest income on loans increased $728,000 primarily due to an increase in the average loan portfolio balance from $149 million for the three months ended March 31, 2003 to $202 million for the comparable period in 2004. This was partially offset by a decrease in the weighted-average yield on loans from 7.05% in 2003 to 6.63% in 2004. Interest on securities increased $36,000 primarily due to an increase in the average securities portfolio balance from $43 million in 2003 to $55 million in 2004, partially offset in a decrease in the weighted average yield from 3.36 % in 2003 to 2.88% in 2004.

Interest expense on interest-bearing deposits decreased to $1,319,000 for the three months ended March 31, 2004 from $1,341,000 for the three months ended March 31, 2003. Interest expense on interest-bearing deposits decreased due to a decrease in the weighted rate paid from 2.75% in 2003 to 2.09% in 2004, partially offset by an increase in average interest-bearing deposits of $55,516,000.

The following table sets forth, for the periods indicated, information regarding (I) the total dollar amount of interest income for the Company from interest-earning assets and the resultant average yields; (II) the total dollar amount of interest expense on interest-bearing liabilities and the resultant average cost; (III) net interest income; (V) net interest margin.

UNITED COMMUNITY BANKSHARES OF FLORIDA, INC.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Comparison of the Three-Month Periods Ended March 31, 2004 and 2003

	Three Months Ended March 31,
Results of Operations (Continued)	2004			2003
		Interest	Average		Interest	Average
	Average	and	Yield/	Average	and	Yield/
	Balance	Dividends	Rate	Balance	Dividends	Rate
	(in thousands)			(in thousands)
Interest-earning assets;
Loans	$201,584	3,323	6.63%	$149,178	2,595	7.05%
Securities	54,719	392	2.88%	42,973	356	3.36%
Other interest-earning assets (1)	50,421	109	0.87%	46,566	151	1.32%

Total interest-earning assets	306,724	3,824	5.01%	238,717	3,102	5.27%

Noninterest-earning assets	21,676			13,022

Total Assets	$328,400			$251,739

Interest-bearing liabilities:
Savings, NOW, money market deposit accounts	127,184	477	1.51%	97,870	461	1.91%
Time deposits	123,205	838	2.74%	98,962	879	3.60%
Other interest-bearing liabilities (2)	2,869	4	0.56%	910	1	0.45%

Total interest-bearing liabilities	253,258	1,319	2.09%	197,742	1,341	2.75%

Noninterest-bearing deposits	41,801			26,448
Noninterest-bearing liabilities	1,884			822
Stockholders’ equity	31,457			26,727

Total liabilities and stockholders’ equity	$328,400			$251,739

Net interest income		$2,505			$1,761

Interest-rate spread (3)			2.92%			2.52%

Net interest margin (4)			3.28%			2.99%

Ratio of average interest-earning assets to average interest-bearing liabilities	1.21			1.21

(1)	Includes Federal Home Loan Bank stock, Federal Reserve stock, Federal Funds sold and interest-bearing deposits in other banks.

(2)	Includes securities sold under agreements to repurchase.

(3)	Interest-rate spread represents the difference between the average yield on interest-earning assets and the average rate of interest-bearing liabilities.

(4)	Net interest margin is net interest income divided by average interest-earning assets.

UNITED COMMUNITY BANKSHARES OF FLORIDA, INC.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Results of Operations (Continued)

     Provision for Loan Losses. The provision for loan losses is charged to operations to bring the total allowance to a level deemed appropriate by management and is based upon historical experience, the volume and type of lending conducted by the Company, industry standards, the amount of nonperforming loans, general economic conditions, particularly as they relate to the Company’s market areas, and other factors related to the collectibility of the Company’s loan portfolio. The provision was $160,000 for the three months ended March 31, 2004 and $120,000 for the comparable period in 2003. Management believes the approximate $2.6 million balance in the allowance for loan losses at March 31, 2004 is adequate.

     Noninterest Income. The decrease of $21,000 during the three month period ended March 31, 2004 relates primarily to a gain on the sale of other real estate during the first quarter of 2003.

     Noninterest Expenses. Noninterest expenses increased $226,000 during the three month period ended March 31, 2004 compared to the same period in 2003. Over one half of this increase is attributable to expenses associated with the conversion of systems in connection with the merger of the two banks. The balance of this increase is associated with the growth of the Bank.

     Provision for Income Taxes. The income tax expense for the three months ended March 31, 2004 was $270,000 compared to a $93,000 tax expense for the comparable 2003 period. The Company uses the liability method for accounting for deferred income taxes. The difference in the actual income tax rates and those which might be expected by applying the federal statutory rate of 34% to income before income taxes is primarily attributable to state income taxes and expenses recorded for financial reporting purposes that are not deductible for income tax purposes.

Item 3. Controls and Procedures

a. Evaluation of disclosure controls and procedures, The Company maintains controls and procedures designed to ensure that information required to be disclosed in the reports that the Company files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission. Based upon their evaluation of those controls and procedures performed within 90 days of the filing date of this report, the President and Chief Executive officer and the Treasurer of the Company concluded that the Company’s disclosure controls and procedures are adequate.

b. Changes in internal controls, The Company made no significant changes in its internal controls or in other factors that could significantly affect these controls subsequent to the date of the evaluation of those controls by the President and Chief Executive officer and the Treasurer.

UNITED COMMUNITY BANKSHARES OF FLORIDA, INC.

PART II. OTHER INFORMATION

Item 4. Submission of Matters to a Vote of Security Holders

     No matters were submitted to shareholders during the quarter ended March 31, 2004.

Item 6. Exhibits and Reports on Form 8-K

(a)	Exhibits

Exhibit No.	Description of Exhibit
10.1	Form of Employment Agreement entered into between the Bank and David G. Powers *

10.2	Form of Employment Agreement entered into between the Bank and Shirley L. Tyler *

31.1	Certification of President and Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Treasurer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of President and Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Treasurer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Represents a management contract to compensatory plan or announcement required to be filed as an exhibit.

(b)	Reports on Form 8-K. There were no reports on Form 8-K filed during the three months ended March 31, 2004.

UNITED COMMUNITY BANKSHARES OF FLORIDA, INC.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned duly authorized.

UNITED COMMUNITY BANKSHARES OF FLORIDA, INC.

(Registrant)

Date: May 12, 2004	By:	/s/ David G. Powers

David G. Powers, President and Chief
Executive Officer

Date: May 12, 2004	By:	/s/ Shirley L. Tyler

Shirley L. Tyler, Treasurer

United Community Bankshares of Florida, Inc.
Form 10-QSB
For Period Ending March 31, 2004

EXHIBIT INDEX

Exhibit
No.	Exhibit
10.1	Form of Employment Agreement entered into between the Bank and David G. Powers*

10.2	Form of Employment Agreement entered into between the Bank and Shirley L.Tyler*

31.1	Certification of President & Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Treasurer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of President & Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Treasurer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002