Form 10QSB
period 2004-06-30
UNITED COMMUNITY BANKSHARES OF FLORIDA INC
filed 2004-08-13
CIK 1230299

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10 — QSB

(Mark One)

☑ Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2004

☐ Transition report under Section 13 or 15(d) of the Exchange Act

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

     YES ☑  NO ☐

     State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date;

Common Stock, par value $.01 per share	3,256,888 Shares

(class)	Outstanding at August 2, 2004

UNITED COMMUNITY BANKSHARES OF FLORIDA, INC.

PART 1. Financial Information

Item 1. Financial Statements

UNITED COMMUNITY BANKSHARES OF FLORIDA, INC.

Consolidated Balance Sheets

(Unaudited)

	June 30,	December 31,
	2004	2003
	($ in thousands, except share amounts)
Assets
Cash and due from banks	$24,222	$11,009
Interest-bearing demand deposits in other banks	9,772	9,694
Federal funds sold	52,202	39,926

	86,196	60,629
Total cash and cash equivalents
Securities available for sale	47,842	56,386
Loans, net of allowance for loan losses of $2,869 in 2004 and $2,526 in 2003	224,355	198,480
Premises and equipment, net	5,607	5,410
Federal Home Loan Bank stock, at cost	—	106
Accrued interest receivable	951	991
Deferred tax asset	1,295	974
Other Assets	1,627	1,348

Total Assets	$367,873	$324,324

Liabilities and Shareholders’ Equity
Liabilities:
Noninterest-bearing demand deposits	$55,884	$42,348
Savings and NOW deposits	37,075	30,033
Money-market deposits	119,893	89,970
Time deposits	119,515	124,221

	332,367	286,572
Total Deposits
Other liabilities	879	902
Other Borrowings	2,432	5,174

Total Liabilities	335,678	292,648

Shareholders’ Equity:
Preferred stock	—	—
Common stock, $.01 par value; 20 million shares authorized; 3,256,888 shares issued and outstanding	33	33
Additional paid-in capital	31,970	31,970
Retained Earnings (deficit)	828	(38)
Accumulated other comprehensive income (loss)	(636)	(289)

Total Shareholders’ equity	32,195	31,676

Total liabilities and Shareholders’ equity	$367,873	$324,324

UNITED COMMUNITY BANKSHARES OF FLORIDA, INC.

Consolidated Statements of Operations

(Unaudited)

	Six Months Ended		Three Months Ended
	June 30,		June 30,
	2004	2003	2004	2003
	($ in thousands, except share amounts)		($ in thousands, except share amounts)
Interest income:
Loans	$6,703	$5,472	$3,380	$2,877
Securities	732	664	340	308
Other interest-earning assets	287	342	178	191

Total interest income	7,722	6,478	3,898	3,376

Interest expense:
Deposits	2,712	2,837	1,396	1,497
Other borrowings	8	3	5	2

Total interest expense	2,720	2,840	1,401	1,499

Net interest income	5,002	3,638	2,497	1,877
Provision for loan losses	386	222	226	102

Net interest income after provision for loan losses	4,616	3,416	2,271	1,775

Noninterest income:
Service charges and fees	244	249	122	132
Gain on sale of Other Real Estate	5	28	—	3
Gain on sale of securities available for sale	—	5	—	—

Total noninterest income	249	282	122	135

Noninterest expense:
Salaries and employee benefits	1,631	1,459	839	738
Occupancy expense	638	325	281	170
Other	1,183	1,314	529	613

Total noninterest expense	3,452	3,098	1,649	1,521

Income before income taxes	1,413	600	744	389
Income taxes	547	245	277	152

Net income	$866	$355	$467	$237

Basic earnings per share	$0.27	$0.12	$0.15	$0.08

Fully diluted earnings per share	$0.26	$0.11	$0.14	$0.07

Dividends per share	—	—	—	—

UNITED COMMUNITY BANKSHARES OF FLORIDA, INC.

Consolidated Statements of Changes in Shareholders’ Equity

(Unaudited) (In thousands)

				Accumulated
		Additional		Other	Total
	Common	Paid-in	Retained Earnings	Comprehensive	Shareholders'
	Stock	Capital	(Deficit)	Income (Loss)	Equity
Balance December 31, 2002	$20	$19,980	$(919)	$387	$19,468

Comprehensive Income:
Net income	—	—	355	—	355
Net change in unrealized gain on securities available for sale	—	—	—	(139)	(139)

Comprehensive income	—	—	—	—	216

Issuance of common shares in acquisition	11	9,742			9,753
Issuance of Common Shares in Employee/Director Offering	2	2,248	—	—	2,250

Balance at June 30, 2003	$33	$31,970	$(564)	$248	$31,687

Balance December 31, 2003	$33	$31,970	$(38)	$(289)	$31,676

Comprehensive Income:
Net income	—	—	866	—	866
Net change in unrealized loss on securities available for sale	—	—	—	(347)	(347)

Comprehensive income	—	—	—	—	519

Balance at June 30, 2004	$33	$31,970	$828	$(636)	$32,195

UNITED COMMUNITY BANKSHARES OF FLORIDA, INC.

Consolidated Statements of Cash Flows

(Unaudited)

	Six Months Ended
	June 30,
	2004	2003
	($ in thousands)
Cash flows from operating activities:
Net Income	$866	$355
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	288	246
Provision for loan loss	386	222
Net amortization of securities available for sale	362	481
Deferred income taxes	(111)	167
Gain on sale of securities available for sale	—	(5)
Changes in balances of:
Interest Receivable	40	(87)
Interest Payable	49	(203)
Other accounts — net	(159)	(143)

Net cash provided by operating activities	1,721	1,033

Cash flows from investing activities:
Purchase of securities available for sale	(3,078)	(48,748)
Sales and calls of securities available for sale	—	7,717
Repayment of securities available for sale	10,559	13,517
Net increase in loans	(26,261)	(11,578)
Purchase of premises and equipment	(427)	(50)

Net cash used in investing activities	(19,207)	(39,142)

Cash flows from financing activities:
Net increase in deposits	45,795	48,736
Net increase (decrease) in other borrowings	(2,742)	1,074
Sale of Common Stock	—	2,250

Net cash provided by financing activities	43,053	52,060

Net increase in cash and cash equivalents	25,567	13,951
Cash and cash equivalents at beginning of period	60,629	24,566
Cash and cash equivalents acquired in acquisition	$—	25,593

Cash and cash equivalents at end of period	$86,196	$64,110

Supplemental disclosure of cash flow information:
Cash paid during the period for interest	$2,671	$3,043

Cash paid during the period for income tax	$839	$317

UNITED COMMUNITY BANKSHARES OF FLORIDA, INC.

Notes to Consolidated Financial Statements (unaudited)

(1)	Description of Business and Basis of Presentation.

United Community Bankshares of Florida, Inc. (the Holding Company) was incorporated as a Florida Corporation on April 15, 2002. On January 13, 2003, the Holding Company acquired 100% of the outstanding shares of United Heritage Bank and Community United Bank (the Banks) (collectively, the Company) pursuant to approval by the Federal Reserve to acquire the Banks through an exchange of Holding Company common shares for the outstanding shares in the Banks. This transaction has been accounted for as a combination of interests under common control as it relates to the acquisition of United Heritage Bank, and as a purchase transaction as it relates to Community United Bank. On March 26, 2004, Community United Bank was merged into United Heritage Bank, changing the holding company status from that of a multi-bank holding company to a one-bank holding company.

The Holding Company’s principal business is the ownership and operation of the Bank. The Bank is incorporated under the laws of the State of Florida and is a Florida Banking Corporation. The Bank provides a variety of community banking services to businesses and individuals through its seven banking offices throughout Central Florida. The Bank’s deposits are insured by the FDIC to the extent provided by law.

The accompanying consolidated financial statements include the accounts of the Holding Company and the Bank. All significant intercompany accounts have been eliminated in consolidation. The income and expense of Community United Bank from January 13, 2003 through June 30, 2003 are included in the accompanying consolidated statement of operations for the six months ending June 30, 2003. Earnings during the 13 days of January 2003 before the purchase are considered to be insignificant when presenting the comparison analysis in item (2). The consolidated financial statements at December 31, 2003 include the accounts of the Holding Company and United Heritage Bank for the entire period, and of Community United Bank (except for the first 13 days of January 2003).

(2)	Earnings per Share

Basic earnings per share have been computed on the basis of the weighted average number of shares of common stock outstanding during the periods. Additional shares issuable under the stock option plans (using the treasury stock method) have been added to the weighted average shares for purposes of computing fully diluted earnings per share purposes, as follows:

	Six months ending
	June 2004	June 2003
Weighted average shares outstanding	3,256,888	3,071,310
Additional shares issuable under the stock option plans	38,580	32,347

Weighted average shares for fully diluted purposes	3,295,468	3,103,657

	Three months ending
	June 2004	June 2003
Weighted average shares outstanding	3,256,888	3,225,981
Additional shares issuable under the stock option plans	38,580	32,816

Weighted average shares for fully diluted purposes	3,295,468	3,258,797

UNITED COMMUNITY BANKSHARES OF FLORIDA, INC.

Notes to Consolidated Financial Statements (unaudited), Continued

(3)	Pro forma effect of Stock Options

As permitted by applicable accounting principles, management has elected to disclose rather than to record the compensatory effect of stock options granted to employee and directors. The pro forma effect has been determined by use of the Black — Scholes option pricing model, assuming no volatility, minimal dividends and average lives and exercise probability by option class. At June 30, 2004 employees and directors held options for 487,404 shares of common stock, compared to 335,992 shares and 194,080 shares at March 31, 2004 and June 30, 2003, respectively. On April 1, 2004, options for 141,912 shares were granted to certain of the Company’s directors under the stock option plan approved by the shareholders. The estimated pro forma impact of these options on compensation and net income is approximately $544,000 for the entire 2004 year. For purposes of this pro forma disclosure, 50% of this amount, or $272,000 has been assigned to the first half of 2004 as though the options were granted in the first quarter of 2004 and applied evenly throughout the 2004 year. These options were granted at $12.00 each, are immediately exercisable, and expire ten years after the date of grant. In addition, employee options for 9,500 shares were issued on June 24, 2004 at $12 each, begin vesting in 2005 over 60 months, and expire ten years after the date of the grant.

Had the effect of the above options been recorded, the estimated effect on compensation and income would have been as follows:

	Six months ending		Three months ending
	June 2004	June 2003	June 2004	June 2003
($in thousands, except share amounts)
Compensation as recorded	$1,631	$1,459	$839	$738
Pro forma effect of options	300	28	150	28

Pro forma compensation	$1,931	$1,487	$989	$766

Net Income as reported	$866	$355	$467	$237
Pro forma effect of options	(300)	(28)	(150)	(.14)

Pro forma net income	$566	$327	$317	$223

Basic earnings per share	$.27	$.12	$.15	$.08
Pro forma effect of options	(.09)	(.01)	(.05)	(.01)

Pro forma basic EPS	$.18	$.11	$.10	$.07

Fully diluted earnings per share	$.26	$.11	$.14	$.07
Pro forma effect of options	(.09)	—	(.05)	—

Pro forma fully diluted EPS	$.17	$.11	$.09	$.07

(4)	Management Opinion

In the opinion of management, the accompanying consolidated financial statements contain all adjustments (consisting of normal recurring accruals) necessary to present fairly the financial position at June 30, 2004 and the results of operations for the six month and three month periods ended June 30, 2004. The results of operations for the six months ended June 30, 2004 are not necessarily indicative of the results to be expected for the year ending December 31, 2004, due to, among other things, the initial expenses associated with the merger of Community United Bank into United Heritage Bank.

UNITED COMMUNITY BANKSHARES OF FLORIDA, INC.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Critical Accounting Policy

The accounting and financial reporting policies of Bank and the holding company conform to accounting principles generally accepted in the United States of America and to general practices within the banking industry. The Company has determined that its policy regarding the determination of its allowance for loan losses is a critical accounting policy in that it requires significant judgments and involves complex estimates and the application of the policy has a significant impact on the Company’s financial statements.

The allowance for loan losses is an estimate of the losses that may be sustained in the Bank’s portfolio. The allowance has two basic components: (1) specific loss estimates for individually classified and impaired loans, and general loss estimates on loans for which no impairment has been identified and large groups of smaller balance homogeneous loans. Specific loss estimates on individual loans include subjective evaluations related to secondary sources of repayment for the loan which are principally collateral liquidation. The general loss allocations use historical loss ratio experience which may not be indicative of the actual losses present in the loan portfolio at a given point in time.

While the basic methodology of the Bank’s loan loss allowance estimation process has not changed, management continuously re-evaluates the use of historical loss factors, national and local economic trends, credit concentrations and other relevant factors in determining the adequacy of the allowance for loan loss.

The estimation process associated with the allowance for loan losses can have significant effects in the estimated loan loss expense of a given period. Generally, the allowance for loan losses increases as the outstanding balance of loans increase or the level of classified or impaired loans increases. Loans or portions of loans that are deemed uncollectible are charged against and reduce the allowance.

Financial Condition

Management continuously monitors the financial condition of the Bank and the holding company in order to maintain sufficient capital to support their respective operations. Significant items affecting the Company’s financial condition are discussed below.

Asset Quality

A major key to long-term earnings growth is the maintenance of a high-quality loan portfolio. The Company’s directive in this regard is carried out through its policies and procedures for extending credit to the Bank’s customers. The goal of these policies and procedures is to provide a sound basis for new credit extensions and an early recognition of problem assets to allow the most flexibility in their timely disposition.

Management has identified $385,425 or .17% of the total loan portfolio as non-performing assets at June 30, 2004. Additional reserves of $20,724 have been allocated for the non-performing loans while management estimates a loss potential to be not more than $23,000. However, there can be no assurance that losses will not exceed this estimate. Additions to the allowance for loan losses are made periodically to maintain the allowance at an appropriate level based upon management’s analysis of potential risk in the loan portfolio. The amount of the loan loss provision will generally be determined by an evaluation of the level of loans outstanding, the level of non-performing loans, historical loan loss experience, delinquency trends, the amount of actual losses charged to the reserve in a given period, and assessment of present and anticipated economic conditions.

UNITED COMMUNITY BANKSHARES OF FLORIDA, INC.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Liquidity

The Company’s primary sources of cash during the six months ended June 30, 2004 were from net deposit inflows of $45,795,000 and $10,559,000 in principal and interest payments on mortgage-backed securities. Cash was primarily used to originate loans, net of principal repayments, totaling $26,261,000 and to increase liquidity reserves by $25,567,000. At June 30, 2004, the Company had unused commitments with an original maturity exceeding one year of $33,138,000. At June 30, 2004, the Bank exceeded its regulatory liquidity requirements.

Capital Resources

The Company is required to maintain certain consolidated regulatory capital ratios. The following is a summary at June 30, 2004 and 2003 of the consolidated regulatory capital requirements for the entities to remain well capitalized, compared to actual capital on a percentage basis:

				Regulatory
				Requirement for
	June	December	June	Well capitalized
	2004	2003	2003	Entities
Consolidated
Total capital to risk-weighted assets	12.31%	13.95%	15.59%	10.00%
Tier 1 capital to risk-weighted assets	11.25%	12.86%	14.58%	6.00%
Tier 1 capital to total assets — leverage ratio	8.47%	9.32%	10.08%	5.00%

Selected Ratios

     The following ratios are presented for the dates and periods indicated:

	Six Months	Year Ended	Six Months
	Ended June	December 31,	Ended June
	30, 2004	2003	30, 2003
Average equity as a percentage of Average Assets	9.15%	10.34%	10.69%
Equity to total assets at end of period	8.75%	9.77%	10.24%
Return on average assets (1)	0.51%	0.29%	0.25%
Return on average equity (1)	5.53%	2.85%	2.36%
Nonperforming loans and foreclosed real estate as a percentage of total assets at end of period	0.10%	0.15%	0.16%

(1)	Annualized for the six months ended June 30.

UNITED COMMUNITY BANKSHARES OF FLORIDA, INC.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

     Results of Operations

     General. Net income for the six months ended June 30, 2004 was $866,000 or $.27 per share compared to $355,000 or $.12 per share for the six months ended June 30, 2003. The increase in the Company’s earnings was primarily due to an increase in net interest income, partially offset by an increase in noninterest expenses and the loan loss provision. The results of operations for the six months ended June 30, 2004 are not necessarily indicative of the results to be expected for the year ending December 31, 2004. Net income for the 2nd quarter improved over the first quarter of 2004 by $68,000 and improved by $230,000 over the same period last year.

     The merger of Community United Bank on March 26, 2004 into United Heritage Bank accounted for nonrecurring expenses of approximately $123,000 in conversion and other merger related costs during the first quarter of 2004. Other expenses also increased for the quarter ending June 30, 2004 due to the normal growth of the Bank.

     Interest Income and Expense. Interest income increased by $1,244,000, from $6,478,000 for the six months ended June 30, 2003 to $7,722,000 for the six months ended June 30, 2004. Interest income on loans increased $1,231,000 primarily due to an increase in the average loan portfolio balance from $160 million for the six months ended June 30, 2003 to $207 million for the comparable period in 2004. This was partially offset by a decrease in the weighted-average yield on loans from 6.88% in 2003 to 6.50% in 2004. Interest on securities increased $68,000 primarily due to an increase in the average securities portfolio balance from $48 million in 2003 to $52 million in 2004, and also an increase in the weighted average yield from 2.77 % in 2003 to 2.83% in 2004. Interest income on other interest-earning assets decreased $63,000 due to a substantial decrease in yield from 1.21% in 2003 to 0.91% in 2004.

     Interest expense on interest-bearing liabilities decreased to $2,720,000 for the six months ended June 30, 2004 from $2,840,000 for the six months ended June 30, 2003. Interest expense on interest-bearing liabilities decreased due to a decrease in the weighted rate paid from 2.57% in 2003 to 2.06% in 2004, partially offset by an increase in average interest-bearing liabilities of $42,262,000.

     Net interest income for the six months ended June 30, 2004 increased $1,364,000 over the same period ended June 30, 2003. Net interest income for the quarter ending June 30, 2004 also increased $620,000 over the same quarter in 2003.

     The following table sets forth, for the periods indicated, information regarding (I) the total dollar amount of interest income for the Company from interest-earning assets and the resultant average yields; (II) the total dollar amount of interest expense on interest-bearing liabilities and the resultant average cost; (III) net interest income; (V) net interest margin.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

	Six Months Ended June 30,
Results of Operations (Continued)	2004			2003
		Interest	Average		Interest	Average
	Average	and	Yield/	Average	and	Yield/
	Balance	Dividends	Rate	Balance	Dividends	Rate
	(in thousands)			(in thousands)
Interest-earning assets;
Loans	$207,456	6,703	6.50%	$160,479	5,472	6.88%
Securities	52,022	732	2.83%	48,426	664	2.77%
Other interest-earning assets (1)	63,731	287	0.91%	57,074	342	1.21%

Total interest-earning assets	323,209	7,722	4.80%	265,979	6,478	4.91%

Noninterest-earning assets	20,954			18,289

Total Assets	$344,163			$284,268

Interest-bearing liabilities:
Savings, NOW, money market deposit accounts	138,997	1,049	1.52%	111,463	934	1.69%
Time deposits	122,878	1,663	2.72%	110,130	1,903	3.48%
Other interest-bearing liabilities (2)	3,189	8	0.50%	1,209	3	0.50%

Total interest-bearing liabilities	265,064	2,720	2.06%	222,802	2,840	2.57%

Noninterest-bearing deposits	45,594			30,045
Noninterest-bearing liabilities	2,024			1,027
Shareholders’ equity	31,481			30,394

Total liabilities and shareholders’ equity	$344,163			$284,268

Net interest income		$5,002			$3,638

Interest-rate spread (3)			2.74%			2.34%

Net interest margin (4)			3.11%			2.76%

Ratio of average interest-earning assets to average interest-bearing liabilities	1.22			1.19

(1)	Includes Federal Funds sold and interest-bearing deposits in other banks.

(2)	Includes securities sold under agreements to repurchase.

(3)	Interest-rate spread represents the difference between the average yield on interest-earning assets and the average rate of interest-bearing liabilities.

(4)	Net interest margin is net interest income divided by average interest-earning assets.

UNITED COMMUNITY BANKSHARES OF FLORIDA, INC.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

     Results of Operations (Continued)

     Provision for Loan Losses. The provision for loan losses is charged to operations to bring the total allowance to a level deemed appropriate by management and is based upon historical experience, the volume and type of lending conducted by the Company, industry standards, the amount of nonperforming loans, general economic conditions, particularly as they relate to the Company’s market areas, and other factors related to the collectibility of the Company’s loan portfolio. The provision was $386,000 for the six months ended June, 2004 and $222,000 for the comparable period in 2003. Management believes the approximate $2.8 million balance in the allowance for loan losses at June 30, 2004 is adequate.

     Noninterest Income. Noninterest income was $249,000 for the first six months of 2004 compared to $282,000 for the comparable period in 2003. The decrease of $33,000 from 2003 to 2004 relates primarily to a gain on the sale of other real estate during the first quarter of 2003.

     Noninterest Expenses. Noninterest expenses increased $354,000 during the six month period ended June 30, 2004 from $3,098,000 to $3,452,000. Approximately 35% of this increase is attributable to expenses associated with the conversion of systems in connection with the merger of the two banks. The balance of this increase is associated with the normal growth of the Bank.

     Provision for Income Taxes. The income tax expense for the six months ended June 30, 2004 was $547,000 compared to a $245,000 tax expense for the comparable 2003 period, or an increase of $302,000. The Company uses the liability method for accounting for deferred income taxes. The difference in the actual income tax rates and those which might be expected by applying the federal statutory rate of 34% to income before income taxes is primarily attributable to state income taxes and expenses recorded for financial reporting purposes that are not deductible for income tax purposes.

Item 3. Controls and Procedures

a.   Evaluation of disclosure controls and procedures
The Company maintains controls and procedures designed to ensure that information required to be disclosed in the reports that the Company files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission. Based upon their evaluation of those controls and procedures, the President and Chief Executive officer and the Treasurer of the Company concluded that the Company’s disclosure controls and procedures are adequate as of June 30, 2004.

b.   Changes in internal controls
The Company made no significant changes in its internal controls or in other factors that could significantly affect these controls subsequent to the date of the evaluation of those controls by the President and Chief Executive officer and the Treasurer.

UNITED COMMUNITY BANKSHARES OF FLORIDA, INC.

PART II. OTHER INFORMATION

Item 4. Submission of Matters to a Vote of Security Holders

Annual Meeting April 26, 2004 - Election of all four Directors of the Holding Company (Messrs. James L. Hewitt, J. Michael Hattaway, Vincent G. Hughes, and David G. Powers). There were 1,916,371 votes for the reelection, 0 against, and 0 abstained.

Item 6. Exhibits and Reports on Form 8-K

(a)	Exhibits

Exhibit No.	Description of Exhibit
3.1	Amendment to Bylaws of United Community Bankshares of Florida, Inc.

31.1	Certification of President and Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Treasurer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of President and Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Treasurer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(b)	Reports on Form 8-K. There were no reports on Form 8-K filed during the three months ended June 30, 2004.

UNITED COMMUNITY BANKSHARES OF FLORIDA, INC.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned duly authorized.

UNITED COMMUNITY BANKSHARES OF FLORIDA, INC.
(Registrant)
Date:	August 2, 2004	By:	/s/ David G. Powers

David G. Powers, President and Chief Executive Officer
Date:	August 2, 2004	By:	/s/ Shirley L. Tyler

Shirley L. Tyler, Treasurer

United Community Bankshares of Florida, Inc.
Form 10-QSB
For Period Ending June 30, 2004

EXHIBIT INDEX

Exhibit
No.	Exhibit
3.1	Amendment to Bylaws of United Community Bankshares of Florida, Inc.

31.1	Certification of President & Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Treasurer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of President & Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Treasurer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002