Form 10QSB
period 2004-09-30
UNITED COMMUNITY BANKSHARES OF FLORIDA INC
filed 2004-11-12
CIK 1230299

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10 – QSB

(Mark One)

X	Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2004

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

(407) 712-6151
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

YES          X          NO

     State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date;

Common Stock, par value $.01 per share	3,263,406 Shares

(class)	Outstanding at November 2, 2004

UNITED COMMUNITY BANKSHARES OF FLORIDA, INC.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

UNITED COMMUNITY BANKSHARES OF FLORIDA, INC.

Consolidated Balance Sheets
(Unaudited)

	September 30,	December 31,
	2004	2003
	($ in thousands, except share amounts)
Assets
Cash and due from banks	$24,511	$11,009
Interest-bearing demand deposits in other banks	9,819	9,694
Federal funds sold	35,562	39,926

Total cash and cash equivalents	69,892	60,629

Securities available for sale	57,328	56,386
Loans, net of allowance for loan losses of $2,952 in 2004 and $2,526 in 2003	232,074	198,480
Premises and equipment, net	6,272	5,410
Federal Home Loan Bank stock, at cost	—	106
Accrued interest receivable	1,016	991
Deferred tax assets	1,097	974
Other Assets	1,509	1,348

Total Assets	$369,188	$324,324

Liabilities and Shareholders’ Equity
Liabilities:
Noninterest-bearing demand deposits	$54,491	$42,348
Savings and NOW deposits	34,115	30,033
Money-market deposits	121,795	89,970
Time deposits	122,723	124,221

Total Deposits	333,124	286,572

Other liabilities	1,052	902
Other Borrowings	1,714	5,174

Total Liabilities	335,890	292,648

Shareholders’ Equity:
Preferred stock	—	—
Common stock, $.01 par value; 20 million shares authorized;	33	33
3,263,406 and 3,256,888 shares issued and outstanding
Additional paid-in capital	32,021	31,970
Retained Earnings (deficit)	1,412	(38)
Accumulated other comprehensive income (loss)	(168)	(289)

Total Shareholders’ equity	33,298	31,676

Total liabilities and Shareholders’ equity	$369,188	$324,324

UNITED COMMUNITY BANKSHARES OF FLORIDA, INC.
Consolidated Statements of Operations
(Unaudited)

	Nine Months Ended		3rd Quarter
	September 30,		September 30,
	2004	2003	2004	2003
	($ in thousands, except share amounts)		($ in thousands, except share amounts)
Interest income:
Loans	$10,343	$8,452	$3,640	$2,980
Securities	1,161	951	429	287
Other interest-earning assets	482	457	195	115

Total interest income	11,986	9,860	4,264	3,382

Interest expense:
Deposits	4,222	4,245	1,510	1,408
Other borrowings	16	5	8	2

Total interest expense	4,238	4,250	1,518	1,410

Net interest income	7,748	5,610	2,746	1,972
Provision for loan losses	492	412	106	190

Net interest income after provision for loan losses	7,256	5,198	2,640	1,782

Noninterest income:
Service charges and fees	383	377	139	128
Gain on sale of Other Real Estate	5	28	—	—
Gain on sale of securities available for sale	—	5	—	—

Total noninterest income	388	410	139	128

Noninterest expense:
Salaries and employee benefits	2,583	2,211	952	752
Occupancy expense	970	504	332	179
Other	1,728	1,899	545	585

Total noninterest expense	5,281	4,614	1,829	1,516

Income before income taxes	2,363	994	950	394
Income taxes	913	381	366	136

Net income	$1,450	$613	$584	$258

Basic earnings per share	$0.45	$0.20	$0.18	$0.08

Diluted earnings per share	$0.44	$0.19	$0.18	$0.08

Dividends per share	—	—	—	—

UNITED COMMUNITY BANKSHARES OF FLORIDA, INC.
Consolidated Statements of Changes in Shareholders’ Equity
(Unaudited)
(In thousands)

				Accumulated
		Additional		Other	Total
	Common	Paid-in	Retained Earnings	Comprehensive	Shareholders'
	Stock	Capital	(Deficit)	Income (Loss)	Equity
Balance December 31, 2002	$20	$19,980	$(919)	$387	$19,468

Comprehensive Income:
Net income	—	—	613	—	613
Net change in unrealized gain on securities available for sale	—	—	—	(803)	(803)

Comprehensive income (loss)	—	—	—	—	(190)

Issuance of common shares in acquisition	11	9,742			9,753
Issuance of Common Shares in Employee/Director Offering	2	2,248	—	—	2,250

Balance September 30, 2003	$33	$31,970	$(306)	$(416)	$31,281

Balance December 31, 2003	$33	$31,970	$(38)	$(289)	$31,676

Comprehensive Income:
Net income	—	—	1,450	—	1,450
Net change in unrealized loss on securities available for sale	—	—	—	121	121

Comprehensive income	—	—	—	—	1,571

Issuance of Common Shares for Employee Options	—	51	—	—	51

Balance September 30, 2004	$33	$32,021	$1,412	$(168)	$33,298

UNITED COMMUNITY BANKSHARES OF FLORIDA, INC.
Consolidated Statements of Cash Flows
(Unaudited)

	Nine Months Ended
	September 30,
	2004	2003
	($ in thousands)
Cash flows from operating activities:
Net Income	$1,450	$613
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	425	368
Provision for loan loss	492	412
Net amortization of securities available for sale	492	912
Deferred income taxes	(196)	—
Gain on sale of securities available for sale	—	(5)
Changes in balances of:
Interest Receivable	(25)	(67)
Interest Payable	(20)	(316)
Other accounts — net	64	(172)

Net cash provided by operating activities	2,682	1,745

Cash flows from investing activities:
Purchase of securities available for sale	(15,994)	(55,698)
Sales and calls of securities available for sale	106	4,243
Repayment of securities available for sale	14,623	28,018
Net increase in loans	(34,087)	(26,080)
Purchase of premises and equipment	(1,210)	(78)

Net cash used in investing activities	(36,562)	(49,595)

Cash flows from financing activities:
Net increase in deposits	46,552	53,448
Net increase (decrease) in other borrowings	(3,460)	1,126
Sale of Common Stock	51	2,250

Net cash provided by financing activities	43,143	56,824

Net increase in cash and cash equivalents	9,263	8,974
Cash and cash equivalents at beginning of period	60,629	24,566
Cash and cash equivalents acquired in acquisition	$—	25,593

Cash and cash equivalents at end of period	$69,892	$59,133

Supplemental disclosure of cash flow information:
Cash paid during the period for interest	$4,258	$4,566

Cash paid during the period for income tax	$1,214	$536

UNITED COMMUNITY BANKSHARES OF FLORIDA, INC.

Notes to Consolidated Financial Statements (unaudited)

(1)	Description of Business and Consolidation Policy

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

The Holding Company’s principal business is the ownership and operation of the Bank. The Bank is incorporated under the laws of the State of Florida and is a Florida banking corporation. The Bank provides a range of community banking services to businesses and individuals through its seven banking offices throughout Central Florida. The Bank’s deposits are insured by the FDIC to the extent provided by law.

The accompanying consolidated financial statements include the accounts of the Holding Company and the Bank. All significant intercompany accounts have been eliminated in consolidation.

(2)	Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions to Form 10-QSB and Item 310 (b) of Regulation S-B of the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine month period ending September 30, 2004 are not necessarily indicative of the results that may be expected for the year ending December 31, 2004.

The preparation of financial statements in conformity with generally accepted accounting principles requires that we make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of income and expense during the reporting periods. Such estimates are subject to change in the future as additional information becomes available or previously existing circumstances are modified.

These financial statements should be read in conjunction with the financial statements and notes thereto included in our Annual Report on Form 10-KSB for the year ended December 31, 2003.

UNITED COMMUNITY BANKSHARES OF FLORIDA, INC.

Notes to Consolidated Financial Statements (unaudited), Continued

(3)	Loans

Loans at September 30, 2004 and December 31, 2003 are summarized as follows:

	September 30,	December 31,
	2004	2003
	(In thousands)
Commercial	$41,653	$42,279
Real Estate	129,557	119,539
Construction and Land Development	58,446	31,934
Installment and Consumer	5,370	6,754

	$235,026	$201,006

The related allowance for loan losses amounted to $2,951,592 and $2,526,018 at September 30, 2004 and December 31, 2003, respectively.

Changes in the allowance during the nine months ending September 30, 2004 and 2003 were as follows:

	Nine Month Period Ending
	September 30,	September 30,
	2004	2003
	(In thousands)
Balance beginning of period	$2,526	$1,902
Provision for possible loan losses	492	412
Net charge-offs	(66)	(143)

Balance end of period	$2,952	$2,171

At September 30, 2004, the above loans included mortgage loans with balances of $361,770 on which the accrual of interest had been discontinued. Management believes that any losses on these loans will be minimal and that such losses have been fully considered in the Bank’s allowance for loan losses at September 30, 2004.

(4)	Securities Available for Sale

The Bank’s investment securities portfolio consists entirely of securities “available for sale”. These securities are carried at their estimated fair value, as adjusted through the equity section at each month-end.

As of September 30, 2004, the amortized cost and estimated fair values were as follows:

	Available for Sale
	Amortized	Estimated
	Cost	Fair Value
	(In Thousands)
U.S. Government Agencies	$3,546	$3,542
Mortgage – Backed & CMO’s	54,051	53,786

	$57,597	$57,328

UNITED COMMUNITY BANKSHARES OF FLORIDA, INC.

Notes to Consolidated Financial Statements (unaudited), Continued

(4)	Securities Available for Sale (continued)

The mortgage-backed securities typically have stated maturities ranging from 15 to 29 years. For the Bank, however, investments in these instruments are normally limited to those pools having expected average lives not in excess of 6 years. At September 30, 2004, the expected average life of these investments is 5.4 years.

Certain of the Bank’s investment securities are pledged as collateral under the Bank’s repurchase agreements. These borrowings amounted to approximately $1.7 million at September 30, 2004.

(5)	Earnings per Share

Basic earnings per share have been computed on the basis of the weighted average number of shares of common stock outstanding during the periods. Additional shares issuable under the stock option plans (using the treasury stock method) have been added to the weighted average shares for purposes of computing diluted earnings per share, as follows:

	Nine months ending
	September 2004	September 2003
Weighted average shares outstanding	3,257,10	23,133,849
Additional shares issuable under the stock option plans	36,312	32,347

Weighted average shares for diluted purposes	3,293,41	43,166,196

	Three months ending
	September 2004	September 2003
Weighted average shares outstanding	3,257,526	3,256,888
Additional shares issuable under the stock option plans	36,312	32,347

Weighted average shares for diluted purposes	3,293,414	3,289,235

(6)	Stock Options

The Company has two stock option plans which permit the granting of stock options to its directors and to its employees. Options outstanding at September 30, 2004 and December 31, 2003, and the activity for the nine months ending September 30, 2004, are as follows:

	Employee Plan		Director Plan
	Number Per Share		Number Per Share

Balance as of December 31, 2003	194,080	$9.61	141,912	$12.00
Options granted	14,500	$12.00	141,912	—
Options exercised	(6,518)	7.82	—	—

Balance as of September 30, 2004	202,062	$9.84	283,824	$12.00

As permitted by applicable accounting principles, management has elected to disclose rather than to actually record the estimated compensatory effect of stock options granted to employees and to directors. The pro forma effect of these options has been estimated by use of the Black-Sholes option pricing model, assuming no volatility or dividends, and an average life equal generally to the 10 year term.

UNITED COMMUNITY BANKSHARES OF FLORIDA, INC.

Notes to Consolidated Financial Statements (unaudited), Continued

(6)	Stock Options (continued)

Had the effect of the above options been recorded, the estimated effect on compensation and income would have been as follows:

	Nine months ending		Three months ending
	September		September
	2004	2003	2004	2003
	($in thousands, except share amounts)
Compensation as recorded	$2,583	$2,211	$952	$752
Pro forma effect of options	450	43	150	14

Pro forma compensation	$3,033	$2,254	$1,102	$766

Net Income as reported	$1,450	$613	$584	$258
Pro forma effect of options	(450)	(43)	(150)	(14)

Pro forma net income	$1,000	$570	$434	$244

Basic earnings per share	$.45	$.20	$.18	$.08
Pro forma effect of options	(.14)	(.02)	(.05)	(.01)

Pro forma basic EPS	$.31	$.18	$.13	$.07

Diluted earnings per share	$.44	$.18	$.18	$.08
Pro forma effect of options	(.14)	—	(.05)	(.01)

Pro forma diluted EPS	$.30	$.18	$.13	$.07

The Financial Accounting Standards Board is currently considering requiring the expensing of stock options, deleting the current alternative of disclosure rather than recordation. The expected effective date of this requirement for the Bank is 2006. Based on existing stock options outstanding, the implementation of the new standard is not expected to have a significant impact on the Bank’s earnings in 2006 and the subsequent years... However, the new standard may cause the Bank, and other companies, to evaluate and implement other methods of rewarding and retaining key personnel in future periods.

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

The allowance for loan losses is an estimate of the losses that may be sustained in the Bank’s portfolio. The allowance has two basic components: (1) specific loss estimates for individually classified and impaired loans, and (2) general loss estimates on loans for which no impairment has been identified and large groups of smaller balance homogeneous loans. Specific loss estimates on individual loans include subjective evaluations related to secondary sources of repayment for the loan which are principally collateral liquidation. The general loss allocations use historical loss ratio experience which may not be indicative of the actual losses present in the loan portfolio at a given point in time.

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

Management has identified $361,770 or .16% of the total loan portfolio as non-performing assets at September 30, 2004. Additional reserves of $8,897 have been allocated for the non-performing loans. While management does not anticipate any significant losses on these non-performing loans, there can be no assurance losses in excess of the specific allowance will not occur. Additions to the allowance for loan losses are made periodically to maintain the allowance at an appropriate level based upon management’s analysis of potential risk in the loan portfolio. The amount of the loan loss provision will generally be determined by an evaluation of the level of loans outstanding, the level of non-performing loans, historical loan loss experience, delinquency trends, the amount of actual losses charged to the reserve in a given period, and assessment of present and anticipated economic conditions.

UNITED COMMUNITY BANKSHARES OF FLORIDA, INC.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Liquidity

The Company’s primary sources of cash during the nine months ended September 30, 2004 were from net deposit inflows of $46,552,000 and $14,623,000 in principal and interest payments on mortgage-backed securities. Cash was primarily used to originate loans, net of principal repayments, totaling $34,087,000 and to increase liquidity reserves by $9,263,000. At September 30, 2004, the Company had unused commitments with an original maturity exceeding one year of $23,773,000. At September 30, 2004, the Bank exceeded its regulatory liquidity requirements.

Capital Resources

The Company is required to maintain certain consolidated regulatory capital ratios. The following is a summary at September 30, 2004, December 31,2003 and September 30, 2003 of the consolidated regulatory capital requirements for the entities to remain well capitalized, compared to actual capital on a percentage basis:

				Regulatory
				Requirement for
	September	December	September	Well capitalized
	2004	2003	2003	Entities
Consolidated
Total capital to risk-weighted assets	12.50%	13.95%	14.64%	10.00%
Tier 1 capital to risk-weighted assets	11.42%	12.86%	13.63%	6.00%
Tier 1 capital to total assets — leverage ratio	8.41%	9.32%	9.54%	5.00%

Selected Ratios

The following ratios are presented for the dates and periods indicated:

	Nine Months Ended	Year Ended	Nine Months Ended
	September	December	September
	30, 2004	31, 2003	30, 2003
Average equity as a percentage of Average Assets	8.95%	10.34%	10.35%
Equity to total assets at end of period	9.02%	9.77%	9.97%
Return on average assets (1)	0.55%	0.29%	0.28%
Return on average equity (1)	6.12%	2.85%	2.71%
Nonperforming loans and foreclosed real estate as	0.10%	0.15%	0.23%
a percentage of total assets at end of period

     (1) Annualized for the nine months ended September 30.

UNITED COMMUNITY BANKSHARES OF FLORIDA, INC.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Results of Operations

     General. Net income for the nine months ended September 30, 2004 was $1,450,000 or $.45 per share compared to $613,000 or $.20 per share for the nine months ended September 30, 2003. The increase in the Company’s earnings was primarily due to an increase in net interest income, partially offset by an increase in noninterest expenses and the loan loss provision. The results of operations for the nine months ended September 30, 2004 are not necessarily indicative of the results to be expected for the year ending December 31, 2004. Net income for the 3rd quarter improved over the 2nd quarter of 2004 by $117,000 and improved by $326,000 over the same period last year.

     The merger of Community United Bank on March 26, 2004 into United Heritage Bank accounted for nonrecurring expenses of approximately $123,000 in conversion and other merger related costs during the first quarter of 2004. Other expenses also increased for the quarter ending September 30, 2004 due to the normal growth of the Bank.

     Interest Income and Expense. Interest income increased by $2,126,000, from $9,860,000 for the nine months ended September 30, 2003 to $11,986,000 for the nine months ended September 30, 2004. Interest income on loans increased $1,891,000 primarily due to an increase in the average loan portfolio balance from $166 million for the nine months ended September 30, 2003 to $215 million for the comparable period in 2004. This was partially offset by a decrease in the weighted-average yield on loans from 6.82% in 2003 to 6.43% in 2004. Interest on securities increased $210,000 primarily due to an increase in the weighted average yield from 2.33 % in 2003 to 2.93% in 2004. Interest income on other interest-earning assets increased $25,000 due to a substantial increase in average other earning assets from $53,310,000 in 2003 to $61,423,000 in 2004. This was partially offset by a decrease in the weighted average yield from 1.15% in 2003 to 1.05% in 2004.

Interest expense on interest-bearing liabilities decreased to $4,238,000 for the nine months ended September 30, 2004 from $4,250,000 for the nine months ended September 30, 2003. Interest expense on interest-bearing liabilities decreased due to a decrease in the weighted average rate paid from 2.47% in 2003 to 2.08% in 2004, partially offset by an increase in average interest-bearing liabilities of $42,907,000.

Net interest income for the nine months ended September 30, 2004 increased $2,138,000 over the same period ended September 30, 2003. Net interest income for the quarter ending September 30, 2004 increased $774,000 over the same quarter in 2003. This increase, offset by a $313,000 increase in non-interest expenses during the third quarter of 2004 compared to 2003, was the largest contributor to the $566,000 increase in pre-tax income for the third quarter 2004.

The following table sets forth, for the periods indicated, information regarding (I) the total dollar amount of interest income for the Company from interest-earning assets and the resultant average yields; (II) the total dollar amount of interest expense on interest-bearing liabilities and the resultant average cost; (III) net interest income; (V) net interest margin.

	Nine Months Ended September 30,
Results of Operations (Continued)	2004			2003
		Interest	Average		Interest	Average
	Average	and	Yield/	Average	and	Yield/
	Balance	Dividends	Rate	Balance	Dividends	Rate
	(in thousands)			(in thousands)
Interest-earning assets;
Loans	$214,778	10,343	6.43%	$165,795	8,452	6.82%
Securities	52,882	1,161	2.93%	54,484	951	2.33%
Other interest-earning assets (1)	61,423	482	1.05%	53,310	457	1.15%

Total interest-earning assets	329,083	11,986	4.87%	273,589	9,860	4.82%

Noninterest-earning assets	24,649			18,605

Total Assets	$353,732			$292,194

Interest-bearing liabilities:
Savings, NOW, money market deposit accounts	146,614	1,726	1.57%	116,145	1,444	1.66%
Time deposits	122,703	2,496	2.72%	112,037	2,801	3.34%
Other interest-bearing liabilities (2)	3,210	16	0.67%	1,438	5	0.46%

Total interest-bearing liabilities	272,527	4,238	2.08%	229,620	4,250	2.47%

Noninterest-bearing deposits	47,556			31,396
Noninterest-bearing liabilities	1,977			948
Shareholders’ equity	31,672			30,230

Total liabilities and shareholders’ equity	$353,732			$292,194

Net interest income		$7,748			$5,610

Interest-rate spread (3)			2.79%			2.35%

Net interest margin (4)			3.14%			2.74%

Ratio of average interest-earning assets to average interest-bearing liabilities	1.21			1.19

(1)	Includes Federal Funds sold and interest-bearing deposits in other banks.

(2)	Includes securities sold under agreements to repurchase.

(3)	Interest-rate spread represents the difference between the average yield on interest-earning assets and the average rate of interest-bearing liabilities.

(4)	Net interest margin is net interest income divided by average interest-earning assets.

UNITED COMMUNITY BANKSHARES OF FLORIDA, INC.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Results of Operations (Continued)

     Provision for Loan Losses. The provision for loan losses is charged to operations to bring the total allowance to a level deemed appropriate by management based upon historical experience, the volume and type of lending conducted by the Company, industry standards, the amount of nonperforming loans, general economic conditions, particularly as they relate to the Company’s market areas, and other factors related to the collectibility of the Company’s loan portfolio. The amount charged to expense for the nine months ending September 30, 2004 was $492,000, compared to $412,000 for the same period in 2003. This increase is primarily attributable to an increase in the rate of loan growth during the period in 2004 compared to 2003. Loan growth was approximately $36 million during the period in 2004, compared to only $24 million during the 2003 period.

The amount charged to expense for the quarter ending September 30, 2004 was $106,000, compared to $190,000 during the quarter ending September 30, 2003. This decrease is primarily attributable to a decrease in the rate of loan growth during the third quarter 2004, with net loans growing approximately $8 million during the third quarter 2004, compared to almost $15 million during the third quarter 2003.

Management believes the approximate $2.9 million balance in the allowance for loan losses at September 30, 2004 is adequate.

     Noninterest Income. Noninterest income was $388,000 for the first nine months of 2004 compared to $410,000 for the comparable period in 2003. The decrease of $33,000 from 2003 to 2004 relates primarily to a gain on the sale of other real estate of $28,000 during the first quarter of 2003.

     Noninterest Expenses. Noninterest expenses increased $667,000 during the nine month period ended September 30, 2004 from $4,614,000 to $5,281,000. Approximately 18% of this increase is attributable to expenses associated with the conversion of systems in connection with the merger of the two banks. The balance of this increase is associated with the normal growth of the Bank, particularly in the area of occupancy expenses as the bank expands its branching network.

     Provision for Income Taxes. The income tax expense for the nine months ended September 30, 2004 was $913,000 compared to a $381,000 tax expense for the comparable 2003 period, or an increase of $532,000. The Company uses the liability method for accounting for deferred income taxes. The difference in the actual income tax rates and those which might be expected by applying the federal statutory rate of 34% to income before income taxes is attributable primarily to state income taxes and, to a lesser extent, expenses recorded for financial reporting purposes that are not deductible for income tax purposes.

UNITED COMMUNITY BANKSHARES OF FLORIDA, INC.

Item 3. Controls and Procedures

a. Evaluation of disclosure controls and procedures
The Company maintains controls and procedures designed to ensure that information required to be disclosed in the reports that the Company files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission. Based upon their evaluation of those controls and procedures, the President and Chief Executive officer and the Treasurer of the Company concluded that the Company’s disclosure controls and procedures are adequate as of September 30, 2004.

b. Changes in internal controls
The Company made no significant changes in its internal controls or in other factors that could significantly affect these controls subsequent to the date of the evaluation of those controls by the President and Chief Executive officer and the Treasurer.

PART II. OTHER INFORMATION

Item 4. Submission of Matters to a Vote of Security Holders

None

Item 6. Exhibits and Reports on Form 8-K

(a)      Exhibits

Exhibit No.	Description of Exhibit

31.1	Certification of President and Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Treasurer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of President and Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Treasurer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(b)	Reports on Form 8-K. There were no reports on Form 8-K filed during the three months ended September 30, 2004.

UNITED COMMUNITY BANKSHARES OF FLORIDA, INC.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned duly authorized.

UNITED COMMUNITY BANKSHARES OF FLORIDA, INC.
(Registrant)
Date:	November 2, 2004	By:	/s/ David G. Powers David G. Powers, President and Chief Executive Officer
Date:	November 2, 2004	By:	/s/ Shirley L. Tyler Shirley L. Tyler, Treasurer

United Community Bankshares of Florida, Inc.
Form 10-QSB
For Period Ending September 30, 2004

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