Form 10KSB
period 2004-12-31
UNITED COMMUNITY BANKSHARES OF FLORIDA INC
filed 2005-03-03
CIK 1230299

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-KSB

☑	ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2004

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number ___________

UNITED COMMUNITY BANKSHARES OF FLORIDA, INC.

(Name of Small Business Issuer in its charter)

Florida (State or other jurisdiction of incorporation or organization)	04-3691059 (I.R.S. Employer Identification No.)

1411 Edgewater Drive, Suite 100, Orlando, Florida (Address of principal executive offices)	32804 (Zip Code)

Issuer’s telephone number, including area code: (407) 447-0386

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act:

Common Stock, par value $0.01 per share

(Title of Class)

     Check whether the issuer has (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES ☑ NO ☐

     Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of issuer’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. ☑

     The issuer’s revenues for its most recent fiscal year was $17,202,000.

     The aggregate market value of the Common Stock of the issuer held by non-affiliates of the issuer (2,197,555 shares) on February 25, 2005, was approximately $30,765,770. As of such date, no organized trading market existed for the Common Stock of the issuer. The aggregate market value was computed by reference to the $14.00 per share amount at which shares of common stock were sold by the issuer in February 2005. For the purposes of this response, directors, executive officers and holders of 5% or more of the issuer’s Common Stock are considered the affiliates of the issuer at that date.

     As of February 25, 2005, there were issued and outstanding 3,263,406 shares of the issuer’s Common Stock.

DOCUMENTS INCORPORATED BY REFERENCE

     Portions of the Proxy Statement for the Annual Meeting of Shareholders to be held on March 31, 2005 to be filed with the Securities and Exchange Commission pursuant to Regulation 14A within 120 days of the issuer’s fiscal year end are incorporated into Part III, Items 9 through 12 and 14 of this Annual Report on Form 10-KSB.

PART I

Item 1. Description of Business

General

     United Community Bankshares of Florida, Inc. (the “Company”) was incorporated under the laws of the State of Florida on April 15, 2002. The Company is a registered bank holding company under the Bank Holding Company Act of 1956, as amended (the “BHC Act”) and owns 100% of the common stock of United Heritage Bank (the “Bank”). The Bank commenced operations in March 2001. On January 13, 2003, the Company acquired Community United Bank (“CUB”) in a purchase transaction. CUB commenced operations in August 1999. During 2004, CUB was merged into the Bank, resulting in a one-bank holding company structure.

     The accompanying financial information includes the accounts of the Company and the Bank. All significant intercompany accounts have been eliminated in consolidation. The assets and liabilities acquired in the January 13, 2003 purchase of CUB and income and expense of CUB subsequent to January 13, 2003 are included in the accompanying information. The financial information previous to the purchase of CUB includes only the accounts of the Company and the Bank. Accordingly, the overall growth of the Company from December 31, 2002 through December 31, 2004 is due not only to growth of the Bank, but also to the acquisition of CUB.

     The Company provides a range of consumer and commercial banking services to individuals, businesses and industries in the Orange and Seminole Counties area of Florida. The basic services offered by the Company include: demand interest-bearing and noninterest-bearing accounts, money-market deposit accounts, NOW accounts, time deposits, safe deposit services, credit cards, cash management, direct deposits, notary services, money orders, night depository, travelers’ checks, cashier’s checks, domestic collections, savings bonds, bank drafts, automated teller services, drive-in tellers, and banking by mail. In addition, the Company primarily makes secured and unsecured commercial and real estate loans and issues stand-by letters of credit. The Company provides automated teller machine (ATM) cards, as a part of the STAR ATM Network, thereby permitting customers to utilize the convenience of larger ATM networks. In addition to the STAR ATM Network, the Bank also provides the Presto system for ATM use. In addition to the foregoing services, the Company provides customers with extended banking hours. The Company does not have trust powers and, accordingly, no trust services are provided.

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

Special Note Regarding Forward-Looking Statements

     This Annual Report contains certain forward-looking statements which represent the Company’s expectations or beliefs, including, but not limited to, statements concerning the banking industry and the Company’s operations, performance, financial condition and growth. For this purpose, any statements contained in this Annual Report that are not statements of historical fact may be deemed forward-looking statements. Without limiting the generality of the foregoing, words such as “may,” “will,” “expect,” “believe,” “anticipate,” “intend,” “could,” “should,” “can,” “estimate,” or “continue” or the negative or other variations thereof or comparable terminology are intended to identify forward-looking statements. These statements by their nature involve substantial risks and uncertainties, certain of which are beyond the Company’s control, and actual results may differ materially depending on a variety of important factors, including competition, general economic conditions, changes in interest rates, and changes in the value of real estate and other collateral securing loans, among other things.

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

     The allowance for loan losses is also discussed as part of “Management’s Discussion and Analysis — Financial Condition” and in Note 4 to the consolidated financial statements. The significant accounting policies are discussed in Note 2 to the consolidated financial statements.

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

     For additional information regarding the Company’s loan portfolio, see “Management’s Discussion and Analysis — Financial Condition.”

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

Deposit Activities

     Deposits are the major source of the Company’s funds for lending and other investment activities. The Company considers the majority of its regular savings, demand, NOW and money-market deposit accounts to be core deposits. Generally, the Company attempts to maintain the rates paid on its deposits at a competitive level. The majority of the deposits of the Company are generated from the Orange and Seminole Counties area of Florida. The Company does not currently accept brokered deposits. For additional information regarding the Company’s deposit accounts, see “Management’s Discussion and Analysis — Financial Condition.”

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

     The Company monitors changes in financial markets. In addition to investments for its portfolio, the Company monitors its daily cash position to ensure that all available funds earn interest at the earliest possible date. A portion of the investment account is designated as secondary reserves and invested in liquid securities that can be readily converted to cash with minimum risk of market loss. These investments usually consist of U.S. Treasury obligations, U.S. government agencies and federal funds sold. The remainder of the investment account may be placed in investment securities of different type and longer maturity. Daily surplus funds are sold in the federal funds market for one business day. The Company attempts to stagger the maturities of its securities so as to produce a steady cash-flow in the event the Company needs cash, or economic conditions change to a more favorable rate environment.

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

Supervision and Regulation

     Banks and their holding companies, and many of their affiliates, are extensively regulated under both federal and state law. The following is a brief summary of certain statutes, rules, and regulations affecting the Company and the Bank. This summary is qualified in its entirety by reference to the particular statutory and regulatory provisions referred to below and is not intended to be an exhaustive description of the statutes or regulations applicable to the business of the Company and the Bank. Supervision, regulation, and examination of banks by regulatory agencies are intended primarily for the protection of depositors, rather than shareholders.

     Bank Holding Company Regulation. The Holding Company is a bank holding company, registered with the Federal Reserve under the BHC Act. As such, the Company is subject to the supervision, examination and reporting requirements of the BHC Act and the regulations of the Federal Reserve. The BHC Act requires that a bank holding company obtain the prior approval of the Federal Reserve before (i) acquiring direct or indirect ownership or control of more than 5% of the voting shares of any bank, (ii) taking any action that causes a bank to become a subsidiary of the bank holding company, or (iii) merging or consolidating with any other bank holding company.

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

     Bank Regulation. The Bank is chartered under the laws of the State of Florida, and its deposits are insured by the Federal Deposition Insurance Corporation (“FDIC”) to the extent provided by law. The Bank is subject to comprehensive regulation, examination and supervision by the FDIC and the Florida Office of Financial Regulation (the “Florida Department”) and to other laws and regulations applicable to banks. Such regulations include limitations on loans to a single borrower and to its directors, officers and employees; restrictions on the opening and closing of branch offices; the maintenance of required capital and liquidity ratios; the granting of credit under equal and fair conditions; and the disclosure of the costs and terms of such credit. The Bank is examined periodically by the FDIC and the Florida Department, to whom it submits periodic reports regarding its financial condition and other matters. The FDIC and the Florida Department have a broad range of powers to enforce regulations under their jurisdiction, and to take discretionary actions determined to be for the protection and safety and soundness of banks, including the institution of cease and desist orders and the removal of directors and officers. The FDIC and the Florida Department also have the authority to approve or disapprove mergers, consolidations, and similar corporate actions.

     There are various statutory limitations on the ability of the Company to pay dividends. The FDIC and the Florida Department also have the general authority to limit the dividend payment by banks if such payment may be deemed to constitute an unsafe and unsound practice. For information on the restrictions on the right of the Bank to pay dividends to the Company, see Part II — Item 5 “Market for the Registrant’s Common Equity and Related Stockholder Matters.”

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

     The FDIC Improvement Act of 1991 (“FDICIA”) made a number of reforms addressing the safety and soundness of deposit insurance funds, supervision, accounting, and prompt regulatory action, and also implemented other regulatory improvements. Annual full-scope, on-site examinations are required of all insured depository institutions. The cost for conducting an examination of an institution may be assessed to that institution, with special consideration given to affiliates and any penalties imposed for failure to provide information requested. Insured state banks also are precluded from engaging as principal in any type of activity that is impermissible for a national bank, including activities relating to insurance and equity investments. The Act also recodified current law restricting extensions of credit to insiders under the Federal Reserve Act.

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

     Capital Requirements. The Federal Reserve Board and bank regulatory agencies require bank holding companies and financial institutions to maintain capital at adequate levels based on a percentage of assets and off balance sheet exposures, adjusted for risk weights ranging from 0% to 100%. Under the risk-based standard, capital is classified into two tiers. Tier 1 capital consists of common shareholders’ equity, excluding the unrealized gain (loss) on available-for-sale securities, minus certain intangible assets. Tier 2 capital consists of the general allowance for credit losses except for certain limitations. An institution’s qualifying capital base for purposes of its risk-based capital ratio consists of the sum of its Tier 1 and Tier 2 capital. The regulatory minimum requirements are 4% for Tier 1 and 8% for total risk-based capital. Bank holding companies and banks are also required to maintain capital at a minimum level based on total assets, which is known as the leverage ratio. The minimum requirement for the leverage ratio is 3%, but all but the highest rated institutions are required to maintain ratios 100 to 200 basis points above the minimum. At December 31, 2004 both the Company and the Bank met all capital requirements to which they were subject.

     For additional information regarding the Company’s capital ratios and requirements, see “Management’s Discussion and Analysis — Capital Resources, Commitments and Capital Requirements.”

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

     As of December 31, 2004, the Bank met the capital requirements of a “well capitalized” institution.

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

     Maximum Legal Interest Rates. Like the laws of many states, Florida law contains provisions on interest rates that may be charged by banks and other lenders on certain types of loans. Numerous exceptions exist to the general interest limitations imposed by Florida law. The relative importance of these interest limitation laws to the financial operations of the Bank will vary from time to time, depending on a number of factors, including conditions in the money markets, the costs and availability of funds, and prevailing interest rates.

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

     Effect of Governmental Policies. The earnings and businesses of the Company and the Bank are affected by the policies of various regulatory authorities of the United States, especially the Federal Reserve. The Federal Reserve, among other things, regulates the supply of credit and deals with general economic conditions within the United States. The instruments of monetary policy employed by the Federal Reserve for those purposes influence in various ways the overall level of investments, loans, other extensions of credit, and deposits, and the interest rates paid on liabilities and received on assets.

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

Employees

     As of December 31, 2004, the Company had fifty-five full-time employees (including executive officers) and five part-time employees. The employees are not represented by a collective bargaining unit. The Company considers relations with employees to be good.

Item 2. Description of Properties

     The main office of the Company is located at 1411 Edgewater Drive, Suite 100, Orlando, Florida 32804. The main office of the Bank is located at 3378 Edgewater Drive, Orlando, Florida 32804. Additional offices are located at 100 East Packwood Avenue, Maitland, Florida 32751; 1211 Orange Avenue, Suite 101, Winter Park, Florida 32789; 21 East Third Street, Apopka, Florida 32703; 3001 West Lake Mary Boulevard, Lake Mary, Florida 32746; 413 West First Street, Sanford, Florida 32771; 640 East State Road 434, Longwood, Florida 32750; 5202 Red Bug Road, Winter Springs, Florida 32708; and 2201 East Michigan Street, Suite S-B, Orlando, Florida 32806.

Item 3. Legal Proceedings

     The Company is periodically party to or otherwise involved in legal proceedings arising in the normal course of business, such as claims to enforce liens, claims involving the making and servicing of real property loans, and other issues incident to their respective businesses. Management does not believe that there is any pending or threatened proceeding against the Company which, if determined adversely, would have a material adverse effect on the Company’s consolidated financial position or results of operations.

Item 4. Submission of Matters to a Vote of Security Holders

     No matters were submitted to a vote of the Company’s security holders during the fourth quarter of the year ended December 31, 2004.

PART II

Item 5. Market for Common Equity and Related Stockholder Matters

     The shares of the Company’s common stock are not actively traded, and such trading activity, as it occurs, takes place in privately negotiated transactions. There is no established public trading market for the shares of the Company’s common stock. Management of the Company is aware of certain transactions in its shares, although the trading prices of all stock transactions are not known. The following sets forth the high and low trading prices for certain trades of the Company’s common stock that occurred in transactions known to the Company’s management during 2004 and 2003:

	2004			2003
	High	Low	Shares	High	Low	Shares
1st Quarter	$13	$12	10,098	$12	$12	52,000
2nd Quarter	$13	$12	22,557	$—	$—	—
3rd Quarter	$13	$10	9,410	$13	$13	639
4th Quarter	$13	$13	767	$13	$13	512

     The Company had approximately 708 shareholders of record as of December 31, 2004.

Dividends

     The Company has not paid any cash dividends in the past. The Company intends that, for the foreseeable future, it will retain earnings to finance continued growth rather than pay cash dividends on the Company’s common stock. If at any time the Company’s Board determines to pay dividends on the Company’s common stock, the timing and the extent to which dividends are paid by the Company will be determined by such Board in light of then-existing circumstances, including the Company’s rate of growth, profitability, financial condition, existing and anticipated capital requirements, the amount of funds legally available for the payment of cash dividends, regulatory constraints and such other factors as the Board determines relevant. The source of funds for payment of dividends by the Company will be dividends received from the Bank. Payments by the Bank to the Company are limited by law and regulations of the bank regulatory authorities. There are various statutory and contractual limitations on the ability of the Bank to pay dividends to the Company. The FDIC and the Florida Department also have the general authority to limit the dividends paid by banks if such payment may be deemed to constitute an unsafe and unsound practice. Under Florida law, after making provisions for a reasonably anticipated future losses on loans and other assets, the board of directors of a bank may declare a dividend of so much of the bank’s aggregate net profits for the current year combined with its retained earnings (if any) for the preceding two years as the board deems appropriate and, with the approval of the Florida Department, may declare a dividend from retained earnings for prior years. No dividends may be paid at a time when a bank’s net earnings from the preceding two years is a loss or which would cause the capital accounts of the bank to fall below the minimum amount required by law, regulation, order or any written agreement with the Florida Department or a federal regulatory agency.

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

     During June 2003, the Company closed the sale of 187,500 shares of its Common Stock at a price of $12.00 per share (or $2,250,000 in the aggregate) pursuant to the Company’s Stock Purchase Plan. The shares were purchased by directors and employees of the Company. No underwriter was involved in the transaction. The shares were sold in reliance upon the exemption under Regulation 701 issued under the Securities Act of 1933, which provides an exemption from the registration requirements of that Act for offers and sales of securities under a compensatory benefit plan for participation by employees and directors of the issuer and its subsidiaries.

Item 6. Management’s Discussion and Analysis

     Management’s discussion and analysis of operations and related financial data are presented herein to assist investors in understanding the financial condition and results of operations of the Company. The following disclosures are made in accordance with current Securities and Exchange Commission guidelines that apply to bank holding companies. These guidelines require disclosures for the last three years of operations for most items, except for certain loan portfolio and loan loss experience items, that require five years of financial data disclosures. The Bank commenced operations in 2001, therefore the required loan portfolio and loan loss experience items begin in 2001. This discussion should be read in conjunction with the consolidated financial statements and related footnotes of the Company presented elsewhere herein.

Selected Financial Data
($ in thousands, except per share data)

	At or For the Year Ended December 31,
	2004	2003	2002	2001
Interest income	$16,655	13,553	5,762	2,556
Interest expense	$5,913	5,589	2,321	817
Net interest income before provision for loan losses	$10,742	7,964	3,441	1,739
Provision for loan losses	$617	784	542	492
Net interest income after provision	$10,125	7,180	2,899	1,247
Noninterest income	$547	526	270	97
Noninterest expenses	$7,346	6,257	3,301	2,407
Income (loss) before income taxes	$3,326	1,449	(131)	(1,063)
Income tax (benefit)	$1,285	568	2	(460)
Net income (loss)	$2,041	881	(133)	(603)
Per share data:
Basic earnings per share	$.63	.28	(0.07)	(.30)
Diluted earnings per share	$.61	.27	(0.07)	(.30)
Cash dividends declared	$—	—	—	—
Book value at end of period	$10.35	9.73	9.73	9.55
Common shares outstanding at end of period	3,263,406	3,256,888	2,000,000	2,000,000
Weighted average common shares outstanding (basic) during period	3,258,687	3,170,513	2,000,000	2,000,000
Weighted average common shares outstanding (diluted) during period	3,359,724	3,231,971	2,000,000	2,000,000
Total assets at end of period	$406,467	324,324	138,645	79,127
Cash and cash equivalents	$85,971	60,629	24,565	14,388
Securities	$68,640	56,386	29,302	23,712
Loans, net	$241,214	198,480	80,162	38,830
Deposits	$365,642	286,572	118,114	57,962
Borrowings	$6,009	5,174	837	1,882
Stockholders’ equity	$33,790	31,676	19,468	19,092
Total gross loans	$244,650	201,354	81,206	39,366
Allowance for loan losses	$3,077	2,526	1,014	492
Nonperforming loans	$94	491	—	—
Allowance for loan losses as a percentage of period-end total gross loans	1.26%	1.25%	1.25%	1.25%
Allowance for loan losses as a percentage of nonperforming gross loans	3273.40%	514.46%	N/A	N/A
Total nonperforming loans as a percentage of total loans	0.04%	0.24%	N/A	N/A
Total nonperforming loans as a percentage of total assets	0.02%	0.15%	N/A	N/A
Total nonperforming loans and real estate owned as a percentage of total loans	0.02%	0.15%	N/A	N/A

General

     United Community Bankshares of Florida, Inc. (the “Company”) was incorporated under the laws of the State of Florida on April 15, 2002. The Company is a registered bank holding company under the Bank Holding Company Act of 1956, as amended (the “BHC Act”) and owns 100% of the common stock of United Heritage Bank (the “Bank”). The Bank commenced operations in March 2001. On January 13, 2003, the Company acquired Community United Bank (“CUB”) in a purchase transaction. Community United Bank commenced operations in August 1999. During 2004, CUB was merged into the Bank, result in a one-bank holding company structure.

     The accompanying financial information includes the accounts of the Company and the Bank. All significant intercompany accounts have been eliminated in consolidation. The assets and liabilities acquired in the January 13, 2003 purchase of CUB and income and expense of CUB subsequent to January 13, 2003 are included in the accompanying information. The financial information previous to the purchase of CUB includes only the accounts of the Company and the Bank. Accordingly, the overall growth of the Company from December 31, 2002 through December 31, 2004 is due not only to growth of the Bank, but also to the acquisition of CUB.

     The Company’s principal asset is its ownership of the Bank. Accordingly, the Company’s results of operations are primarily dependent upon the results of operations of the Bank. The Company conducts commercial banking business consisting of attracting deposits from the general public and applying those funds to the origination of commercial, consumer and real estate loans (including commercial loans collateralized by real estate). The Company’s profitability depends primarily on net interest income, which is the difference between interest income generated from interest-earning assets (i.e., loans and investments) less the interest expense incurred on interest-bearing liabilities (i.e., customer deposits and borrowed funds). Net interest income is affected by the relative amounts of interest-earning assets and interest-bearing liabilities, and the interest rate earned and paid on these balances. Net interest income is dependent upon the Company’s interest-rate spread which is the difference between the average yield earned on its interest-earning assets and the average rate paid on its interest-bearing liabilities. When interest-earning assets approximate or exceed interest-bearing liabilities, any positive interest rate spread will generate net interest income. The interest rate spread is impacted by interest rates, deposit flows, and loan demand. Additionally, and to a lesser extent, the Company’s profitability is affected by such factors as the level of noninterest income and expenses, the provision for loan losses, and the effective tax rate. Noninterest income consists primarily of service charges and fees. Noninterest expense consists of salaries and employee benefits, occupancy expenses, deposit insurance premiums paid to the FDIC, and other operating expenses.

Capital Resources, Commitments and Capital Requirements

     The Company’s principal sources of funds are those generated by the Bank, including net increases in deposits and borrowings, principal and interest payments on loans, and proceeds from maturities of investment securities.

     The Company uses its capital resources principally to fund existing and continuing loan commitments and to purchase investment securities. Off-balance sheet commitments to extend credit, which amounted to $63.8 million at December 31, 2004, $60.1 million at December 31, 2003 and $22.4 million at December 31, 2002, represent legally binding agreements to lend to customers with fixed expiration dates or other termination clauses. Since many commitments are expected to expire without being funded, committed amounts do not necessarily represent future cash requirements.

     The following table summarizes the Company’s contractual obligations, including certain on-balance sheet and off-balance sheet obligations, at December 31, 2004 (in thousands):

		Payments Due by Period
			Greater	Greater
			Than	Than
		Less	1 Year	3 Years	More
		Than 1	Up to 3	Up to 5	Than 5
Contractual Obligations	Total	Year	Years	Years	Years
Time deposit maturities	$146,419	$66,383	$76,923	$3,113	$—
Borrowings	6,009	6,009	—	—	—
Operating leases	8,475	604	1,243	1,322	5,439
Loan commitments and unused lines of credit	39,638	39,638	—	—	—
Standby letters of credit	2,530	2,530	—	—	—
Undisbursed construction loans in process	21,629	21,629	—		—

Total	$224,700	$136,793	$78,166	$4,435	$5,439

     Management believes that the Company has adequate resources to fund all its commitments, that substantially all of its existing commitments will be funded within 12 months and, if so desired, that the Company can adjust the rates and terms on certificates of deposit and other deposit accounts to retain or obtain new deposits in a changing interest rate environment.

     In accordance with risk capital guidelines issued by the FDIC and Federal Reserve, the Bank, CUB (prior to 2004) and the Company are required to maintain a minimum standard of total capital to risk-weighted assets of 8.0%. Additionally, regulatory agencies require banks and holding companies to maintain a minimum leverage-capital ratio of Tier 1 capital (as defined) to average assets. The leverage-capital ratio ranges from 3.0% to 5.0% based on the bank’s and bank holding company’s rating under the regulatory rating system.

     The following table summarizes the regulatory capital levels and ratios:

					Minimum
					To Be Well
					Capitalized Under
			Minimum Capital		Prompt Corrective
	Actual		Requirement		Action Provisions
	Amount	%	Amount	%	Amount	%
As of December 31, 2004:
Total capital to Risk- Weighted assets:
Consolidated	$34,746	12.00%	$23,159	8.00%	$28,949	10.00%
Bank	$34,393	11.83%	$23,258	8.00%	$29,072	10.00%
Tier I Capital to Risk- Weighted Assets:
Consolidated	$31,669	10.94%	$11,580	4.00%	$17,369	6.00%
Bank	$31,316	10.77%	$11,629	4.00%	$17,443	6.00%
Tier I Capital to Average Assets:
Consolidated	$31,669	8.12%	$15,592	4.00%	$19,490	5.00%
Bank	$31,316	8.04%	$15,586	4.00%	$19,482	5.00%

As of December 31, 2003:
Total capital to Risk- Weighted assets:
Consolidated	$32,234	13.95%	$18,486	8.00%	$23,108	10.00%
Bank	$20,163	15.47%	$10,427	8.00%	$13,034	10.00%
CUB	$12,204	12.00%	$8,135	8.00%	$10,168	10.00%
Tier I Capital to Risk- Weighted Assets:
Consolidated	$29,708	12.86%	$9,243	4.00%	$13,865	6.00%
Bank	$18,799	14.42%	$5,213	4.00%	$7,820	6.00%
CUB	$11,042	10.86%	$4,067	4.00%	$6,101	6.00%
Tier I Capital to Average Assets:
Consolidated	$29,708	9.32%	$12,744	4.00%	$15,930	5.00%
Bank	$18,799	10.64%	$7,068	4.00%	$8,835	5.00%
CUB	$11,042	7.90%	$5,590	4.00%	$6,987	5.00%

Results of Operations

     The following table shows selected ratios for the periods ended or at the dates indicated:

	Year Ended December 31,
	2004	2003	2002

Average equity as a percentage of average assets	8.81%	10.34%	17.34%
Equity to total assets at end of period	8.31%	9.77%	14.04%
Return on average assets	.56%	.29%	(.12)%
Return on average equity	6.38%	2.85%	(.69)%
Noninterest expense to average assets	2.02%	2.09%	2.98%
Nonperforming loans and foreclosed real estate as a percentage of total assets	0.02%	0.15%	—%

     The rates and yields for the dates indicated were as follows:

	Year Ended December 31,
	2004	2003	2002

Loans	6.46%	6.77%	7.13%
Investment securities	3.01%	2.39%	4.51%
Other interest-earning assets	1.28%	1.10%	1.70%
All interest-earning assets	4.92%	4.85%	5.56%
Savings, NOW and money-market deposits	1.61%	1.68%	2.41%
Time deposits	2.75%	3.14%	3.74%
All interest-bearing liabilities	2.11%	2.39%	2.98%
Interest-rate spread	2.81%	2.46%	2.58%

     Net interest income before provision for loan losses, which constitutes the principal source of income for the Company, represents the difference between interest income on interest-earning assets and interest expense on interest-bearing liabilities. The principal interest-earning assets are investment securities and loans made to businesses and individuals. Interest-bearing liabilities primarily consist of time deposits, interest-bearing checking accounts (“NOW accounts”), retail savings deposits and money-market accounts. Funds attracted by these interest-bearing liabilities are invested in interest-earning assets. Accordingly, net interest income depends upon the volume of average interest-earning assets and average interest-bearing liabilities and the interest rates earned or paid on them.

     Net interest income before provision for loan losses was approximately $10,742,000 for 2004 compared to $7,964,000 for 2003 and $3,442,000 for 2002.

     The following table sets forth, for the periods indicated, information regarding (i) the total dollar amount of interest and dividend income of the Company from interest-earning assets and the resultant average yield; (ii) the total dollar amount of interest expense on interest-bearing liabilities and the resultant average cost; (iii) net interest/dividend income; (iv) interest-rate spread; and (v) net interest margin. Average balances were based on average daily balances ($ in thousands).

			Year Ended December 31,
	2004			2003			2002
		Interest	Average		Interest	Average		Interest	Average
	Average	and	Yield/	Average	and	Yield/	Average	and	Yield/
	Balance	Dividends	Rate	Balance	Dividends	Rate	Balance	Dividends	Rate
Interest-earning assets:
Loans	$219,946	$14,202	6.46%	$172,178	$11,653	6.77%	$59,216	$4,216	7.13%
Securities	54,277	1,633	3.01	55,684	1,330	2.39	28,088	1,267	4.51
Other (1)	64,017	820	1.28	51,803	570	1.10	16,458	279	1.70

Total interest-earning assets	338,240	16,655	4.92	279,665	13,553	4.85	103,672	5,762	5.56

Noninterest-earning assets	25,165			19,131			7,065

Total assets	$363,405			$298,796			$110,737

Interest-bearing liabilities:
Savings, NOW and money-market deposits	151,834	2,446	1.61	117,697	1,982	1.68	41,762	1,008	2.41
Time deposits	125,161	3,442	2.75	114,818	3,601	3.14	34,640	1,297	3.74
Other borrowings (2)	3,031	25	0.82	1,524	6	0.52	1,459	16	1.10

Total interest-bearing liabilities	280,026	5,913	2.11	234,039	5,589	2.39	77,861	2,321	2.98

Noninterest-bearing deposits	49,385			33,285			13,389
Noninterest-bearing liabilities	1,995			583			287
Stockholders’ equity	31,999			30,889			19,200

Total liabilities and stockholders’ equity	$363,405			$298,796			$110,737

Net interest income		$10,742			$7,964			$3,441

Interest-rate spread (3)			2.81%			2.46%			2.58%

Net interest margin (4)			3.18%			2.85%			3.32%

Ratio of average interest- earning assets to average interest-bearing liabilities	1.21			1.19			1.33

(1)	Includes Federal Home Loan Bank stock, Federal Funds sold and interest-earning demand deposits.

(2)	Includes securities sold under agreement to repurchase and federal funds purchased lines of credit.

(3)	Interest-rate spread represents the difference between the average yield on interest-earning assets and the average rate of interest-bearing liabilities.

(4)	Net interest margin is net interest income divided by average interest-earning assets.

     The following tables set forth certain information regarding changes in interest income and interest expense for the periods indicated. For each category of interest-earning assets and interest-bearing liabilities, information is provided on changes attributable to (1) changes in rate (change in rate multiplied by prior volume); (2) changes in volume (change in volume multiplied by prior rate) and (3) changes in rate-volume (change in rate multiplied by change in volume).

	Increase (Decrease) Due to
			Rate/
	Rate	Volume	Volume	Total
	(In thousands)

Year Ended December 31, 2004 vs. 2003:

Interest-earning assets:
Loans	$(535)	$3,233	$(149)	$2,549
Securities	345	(34)	(8)	303
Other	94	134	22	250

Total	(96)	3,333	(135)	3,102

Interest-bearing liabilities:
Deposits:
Savings, NOW and money-market deposits	(86)	575	(25)	464
Time deposits	(443)	324	(40)	(159)
Borrowings	7	6	6	19

Total	(522)	905	(59)	324

Net change in net interest income	$426	$2,428	$(76)	$2,778

Year Ended December 31, 2003 vs. 2002:

Interest-earning assets:
Loans	$(216)	$8,061	$(407)	$7,438
Securities	(596)	1,244	(585)	63
Other	(95)	596	(210)	291

Total	(907)	9,901	(1,202)	7,792

Interest-bearing liabilities:
Deposits:
Savings, NOW and money-market deposits	(302)	1,830	(554)	974
Time deposits	(215)	2,999	(481)	2,303
Borrowings	102	(72)	(38)	(8)

Total	(415)	4,757	(1,073)	3,269

Net change in net interest income	$(492)	$5,144	$(129)	$4,523

Comparison of Results of Operations for 2004 to 2003

General

     Net income for the year ended December 31, 2004 was $2,041,000 or $.63 basic and $.61 diluted earnings per share compared to $881,000 or $.28 basic and $.27 diluted earnings per share for the comparable period in 2003. The increase in the Company’s net income was primarily due to an increase in net interest income, partially offset by an increase in noninterest expenses.

Interest Income and Expense

     Interest income increased to $16.7 million for the year ended December 31, 2004 from $13.5 million for the year ended December 31, 2003. Interest income on loans increased to $14.2 million primarily due to an increase in the average loan portfolio balance from $172 million for the year ended December 31, 2003 to $220 million for 2004 which was partially offset by a decrease in the average yield from 6.77% to 6.46%. Interest income on securities increased to $1.6 million in 2004 from $1.3 million in 2003 primarily due to a increase in the average yield from 2.39% to 3.01%.

     Interest income on other interest-earning assets increased to $820,000 in 2004 from $570,000 in 2003 primarily due to a increase in the average balance to $64 million in 2004 from $52 million in 2003 and an increase in the average yield to 1.28% in 2004 from 1.10% in 2003.

     Interest expense on interest-bearing liabilities was $5.9 million for the year ended December 31, 2004 compared to $5.6 million for 2003. Interest expense increased due to an increase in average interest-bearing liabilities from $234 million in 2003 to $280 million in 2004, partially offset by a decrease in the average rate paid from 2.39% in 2003 to 2.11% in 2004.

Provision for Loan Losses

     The provision for loan losses is charged to earnings to increase the total allowance to a level deemed appropriate by management and is based upon the volume and type of lending conducted by the Company, industry standards, the amount of nonperforming loans and general economic conditions, particularly as they relate to the Company’s market areas, and other factors related to the collectibility of the Company’s loan portfolio. The Company recorded a provision for loan losses for the year ended December 31, 2004 of $617,000 compared to $784,000 in 2003. The allowance for loan losses was $3.1 million at December 31, 2004. Management believes the allowance was adequate at December 31, 2004.

Noninterest Income

     Noninterest income increased to $547,000 for the year ended December 31, 2004 compared to $526,000 for the year ended December 31, 2003. The increase was primarily due to a $35,000 increase in service charges and fees.

Noninterest Expense

     Noninterest expense was $7.3 million for the year ended December 31, 2004 compared to $6.3 million for the year ended December 31, 2003. This increase includes approximately $503,000 in salary and employee benefits and $273,000 in occupancy and equipment expense associated with the growth of the Company from 2003 to 2004.

Income Taxes

     The income tax expense for the year ended December 31, 2004 was $1.3 million (an effective rate of 38.6%, including state income taxes) compared to approximately $568,000 for 2003 (an effective rate of 39.2%, including state income taxes) for the 2003 period.

Comparison of Results of Operations for 2003 to 2002

General

     Net income for the year ended December 31, 2003 was $881,000 or $.28 basic and $.27 diluted earnings per share compared to a net loss of $133,000 or $.07 basic and diluted earnings per share for the comparable period in 2002. The increase in the Company’s net income was primarily due to an increase in net interest income, partially offset by an increase in noninterest expenses.

Interest Income and Expense

     Interest income increased to $13.6 million for the year ended December 31, 2003 from $5.8 million for the year ended December 31, 2002. Interest income on loans increased to $11.7 million primarily due to an increase in the average loan portfolio balance from $59 million for the year ended December 31, 2002 to $172 million for 2003 which was partially offset by a decrease in the average yield from 7.13% to 6.77%. Interest income on securities increased only slightly in 2003 from 2002 primarily due to a decrease in the average yield from 4.51% to 2.39%, despite the total outstandings increasing from $29.3 million in 2002 to $56.4 million. An increase in mortgage-backed principal paydowns also contributed to lower interest income for 2003.

     Interest income on other interest-earning assets increased to $570,000 in 2003 from $279,000 in 2002 primarily due to a increase in the average balance to $52 million in 2003 from $16 million in 2002 and a decrease in the average yield to 1.10% in 2003 from 1.70% in 2002.

     Interest expense on interest bearing liabilities was $5.6 million for the year ended December 31, 2003 compared to $2.3 million for 2002. Interest expense increased due to an increase in average interest bearing liabilities from $78 million in 2002 to $234 million in 2003, partially offset by a decrease in the average rate paid from 2.98% in 2002 to 2.39% in 2003.

Provision for Loan Losses

     The provision for loan losses is charged to earnings to increase the total allowance to a level deemed appropriate by management and is based upon the volume and type of lending conducted by the Company, industry standards, the amount of nonperforming loans and general economic conditions, particularly as they relate to the Company’s market areas, and other factors related to the collectibility of the Company’s loan portfolio. The Company recorded a provision for loan losses for the year ended December 31, 2003 of $784,000 compared to $543,000 in 2002. The allowance for loan losses was $2.5 million at December 31, 2003. Management believes the allowance was adequate at December 31, 2003.

Noninterest Income

     Noninterest income increased to $526,000 for the year ended December 31, 2003 compared to $271,000 for the year ended December 31, 2002. The increase was primarily due to a $211,000 increase in service charges and fees.

Noninterest Expense

     Noninterest expense was $6.3 million for the year ended December 31, 2003 compared to $3.3 million for the year ended December 31, 2002. This increase includes approximately $2.3 million in salary, occupancy and equipment expense and other operating expenses associated with the acquisition of Community United Bank on January 13, 2003. The remaining increase is due to the normal costs associated with the growth of the bank from 2002 to 2003.

Income Taxes

     The income tax expense for the year ended December 31, 2003 was $568,000 (an effective rate of 39.2%, including state income taxes) compared to approximately $2,000 for 2002 (an effective rate of 2%) for the 2002 period. The effective tax rate in 2002 has been impacted by state income tax, a rate differential in the actual tax rate compared to the expected tax rate of deferred taxes associated with use of the net operating loss in 2002, and the establishment of a small valuation allowance.

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

     Principal among the Company’s asset/liability management strategies has been the emphasis on managing its interest rate sensitive liabilities in a manner designed to attempt to reduce the Company’s exposure during periods of fluctuating interest rates. Management believes that the type and amount of the Company’s interest rate sensitive liabilities may reduce the potential impact that a rise in interest rates might have on the Company’s net interest income. The Company seeks to maintain a core deposit base by providing quality services to its customers without significantly increasing its cost of funds or operating expenses. Management anticipates that these core accounts will continue to comprise a significant portion of the Company’s total deposit base. The Company also maintains a portfolio of liquid assets in order to reduce its overall exposure to changes in market interest rates. The Company also maintains a “floor,” or minimum rate, on certain of its floating or prime based loans. These floors allow the Company to continue to earn a higher rate when the floating rate falls below the established floor rate.

     The following table sets forth certain information relating to the Company’s interest-earning assets and interest-bearing liabilities at December 31, 2004 that are estimated to mature or are scheduled to reprice within the period shown ($ in thousands):

				Over
	Under 3	3 to 12	1-5	Five
	Months	Months	Years	Years	Total

Interest-earning deposits in other banks	$9,857	$—	$—	$—	$9,857
Federal funds sold	63,831	—	—	—	63,831
Loans (1)	126,320	12,294	46,275	59,761	244,650
Securities (2)	3,256	9,768	52,597	3,019	68,640

Total rate-sensitive assets (earning assets)	$203,264	$22,062	$98,872	$62,780	$386,978

Money market (3)	$131,131	$—	$—	$—	$131,131
Savings and NOW deposits (3)	—	—	35,620	—	35,620
Time deposits (3)	17,031	49,352	80,036	—	146,419
Other borrowings	6,009	—	—	—	6,009

Total rate-sensitive liabilities	$154,171	$49,352	$115,656	$—	$319,179

Gap (repricing differences)	$49,093	$(27,290)	$(16,784)	$62,780	$67,799

Cumulative Gap	$49,093	$21,803	$5,019	$67,799

Cumulative GAP/total assets	.12	.05	.01	.17

Cumulative GAP/total earning assets	.13	.06	.01	.18

Total assets					$406,467

Total earning assets					$386,978

(1)	In preparing the table above, adjustable-rate loans were included in the period in which the interest rates are next scheduled to adjust rather than in the period in which the loans mature. Fixed-rate loans were scheduled according to their contractual maturities.

(2)	Securities were scheduled based on their remaining maturity or repricing frequency. Mortgage-backed securities are scheduled over ratably five years.

(3)	Excludes noninterest-bearing deposit accounts. Money market deposits were regarded as maturing immediately. NOW and savings deposits were regarded as maturing in 1-5 years. All other time deposits were scheduled through the maturity dates.

Financial Condition

Lending Activities

     A significant source of income for the Company is the interest earned on loans. The Company’s primary market area consists of Orange and Seminole Counties, Florida, which offer recreational facilities, cultural events, resorts, commercial office parks, residential developments, major transportation routes, shopping centers, and entertainment areas. Business and entertainment service industries, retail trade, government, construction, real estate, finance/insurance, health care and transportation/communication/utility form the basis for the area’s business economy. Although not important as it once was, agricultural remains a part of the area’s industry, with citrus crops, nurseries and vegetables making up the bulk of the agriculture business.

     There is no assurance that the Company’s market area will continue to experience economic growth. Adverse conditions in any one or more of the industries operating in such markets or slow-down in general economic conditions could have an adverse effect on the Company.

     Lending activities are conducted pursuant to a written policy which has been adopted by the Company. Each loan officer has defined lending authority beyond which loans, depending upon their type and size, must be reviewed and approved by a loan committee comprised of certain directors of the Company.

     The following table sets forth information concerning the Company’s loan portfolio by type of loan at the dates indicated ($ in thousands):

			At December 31,
	2004		2003		2002		2001
		% of		% of		% of		% of
	Amount	Total	Amount	Total	Amount	Total	Amount	Total

Commercial, financial and agricultural	$44,720	18%	$42,779	21%	$25,294	31%	$13,339	34%
Real estate mortgage	133,257	54	119,887	60	38,228	47	20,962	53
Construction and land development	60,675	25	31,934	16	15,531	19	3,716	10
Installment and consumer lines	5,998	3	6,754	3	2,153	3	1,349	3

Total loans	$244,650	100%	$201,354	100%	$81,206	100%	$39,366	100%

Less: Allowance for loan losses	(3,077)		(2,526)		(1,014)		(492)
Net deferred fees	(359)		(348)		(30)		(44)

Loans, net	$241,214		$198,480		$80,162		$38,830

     The following table reflects the contractual principal repayments by period of the Company’s loan portfolio at December 31, 2004 (in thousands):

	1 Year	1 Through	After
	or Less	5 Years	5 Years	Total

Commercial, financial and agricultural	$26,207	$17,636	$877	$44,720
Real estate mortgage	27,500	44,597	61,160	133,257
Construction and land development	19,735	25,247	15,693	60,675
Installment and consumer lines	3,250	2,677	71	5,998

Total loans	$76,692	$90,157	$77,801	$244,650

Loans with maturities over one year:
Fixed rate				101,885
Variable rate				66,073

Total maturities greater than one year				$167,958

Asset Quality

     Management seeks to maintain a high quality of assets through conservative underwriting and sound lending practices. The majority of the loans in the Company’s loan portfolio are collateralized by real estate mortgages. The level of delinquent loans and foreclosed assets also is relevant to the credit quality of a loan portfolio.

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

     The repayment of consumer installment loans and other loans to individuals is closely linked to the economic conditions of the communities in which the Company operates. For the most part, these local economies enjoy diverse labor forces. The majority of these consumer installment loans are secured by collateral which limits, to a degree, any loss the Company would suffer upon default.

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

     The following summarizes impaired loans (in thousands):

	At December 31,
	2004	2003	2002	2001

Impaired loans with a valuation allowance	$83	$376	$—	$—
Impaired loans without a valuation allowance	—	—	—	—
Less — valuation allowance on impaired loans	(5)	(97)	—	—

Total net impaired loans	$78	$279	$—	$—

     The average net investment in impaired loans and interest income recognized and received on impaired loans (in thousands):

	Year Ended December 31,
	2004	2003	2002	2001
Average net investment in impaired loans	$349	$376	$—	$—

Interest income recognized on impaired loans	$3	$—	$—	$—

Interest income received on impaired loans	$3	$—	$—	$—

     Loans on non-accrual status and foreclosed assets and certain other related information was as follows:

				At December 31,
		2004		2003		2002		2001
		% of		% of		% of		% of
		Total		Total		Total		Total
	Amount	Loans	Amount	Loans	Amount	Loans	Amount	Loans
	($ in thousands)
Loans on nonaccrual status:
Real estate loans	$—	—%	$—	—%	$—	—%	$—	—%
Commercial	50	.02	491	.24	—	—	—	—
Consumer and home equity loans	—	—	—	—	—	—	—	—

Total loans on nonaccrual status	50	.02	491	.24	—	—	—	—

Accruing loans past due 90 days or more	44	.02	—	—	—	—	—	—
Troubled debt restructuring	—	—	—	—	—	—	—	—

Total nonperforming loans	94	.04	491	.24	—	—	—	—

Foreclosed assets	—	—	—	—	—	—	—	—

Total nonperforming assets	$94	.04	$491	.24	$—		$—

As a percentage of total assets:
Total nonperforming loans		.02%		.15%		N/A		N/A

Total nonperforming assets		.02%		.15%		N/A		N/A

Allowance for loan losses as a percentage of:

Total loans		1.26%		1.25%		1.25%		1.25%

Nonperforming loans		3273%		514%		N/A		N/A

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

     Interest income that would have been recorded under the original terms of loans on nonaccrual status at December 31, 2004 and interest income actually recognized during the year ended December 31, 2004 on these loans was as follows:

Amount
(In thousands)
Interest income that would have been recorded	$4
Less: Interest income recognized	(3)

Interest income foregone	$1

     Loan concentrations are defined as amounts loaned to a number of borrowers engaged in similar activities which would cause them to be similarly impacted by economic or other conditions. The Company, on a routine basis, monitors these concentrations in order to consider adjustments in its lending practices to reflect economic conditions, loan to deposit ratios, and industry trends. The Company does not have any concentrations in a specific industry.

     The Company’s Loan Committee concentrates its efforts and resources, and that of its senior management and lending officers, on loan review and underwriting procedures. Internal controls include ongoing reviews of loans made to monitor documentation and the existence and valuations of collateral. In addition, management of the Company has established a review process with the objective of identifying, evaluating, and initiating necessary corrective action for marginal loans. The goal of the loan review process is to address classified and nonperforming loans as early as possible.

Classification of Assets and Potential Problem Loans

     Foreclosed Assets. Assets acquired by the Company as a result of foreclosure or by deed in lieu of foreclosure is classified as foreclosed assets. Foreclosed assets are recorded at the lower of cost or fair value less estimated selling costs, and the estimated loss, if any, is charged to the allowance for loan losses at the time it is transferred to foreclosed assets. Further allowances for losses in foreclosed assets are recorded at the time management believes additional deterioration in value has occurred.

     Classified Assets. Federal regulations and the Company’s policy require the classification of loans and other assets, such as debt and equity securities, considered to be of lesser quality as “substandard”, “doubtful” or “loss” assets. An asset is considered “substandard” if it is inadequately protected by the current net worth and paying capacity of the obligor or of the collateral pledged, if any. “Substandard” assets include those characterized by the “distinct possibility” that the institution will sustain “some loss” if the deficiencies are not corrected. Assets classified as “doubtful” have all of the weaknesses inherent in those classified “substandard,” with the added characteristic that the weaknesses present make “collection or liquidation in full”, on the basis of currently existing facts, conditions, and values, “highly questionable and improbable.” Assets classified as “loss” are those considered “uncollectible“and of such little value that their continuance as assets without the establishment of a specific loss reserve is not warranted. In addition, the Company’s policies require that assets which do not currently expose the insured institution to sufficient risk to warrant classification as substandard but possess other weaknesses are designated “special mention” by management.

     If an asset is classified, the estimated fair value of the asset is determined and if that value is less than the then carrying value of the asset, the difference is established as a specific reserve. If an asset is classified as loss, the amount of the asset classified as loss is reserved.

     The following table sets forth information concerning the number and dollar amount of loans and foreclosed assets classified as “special mention” or “substandard” at December 31, 2004. No loans or foreclosed assets were classified “doubtful” or “loss” at December 31, 2004.

	Special Mention		Substandard
	Number	Amount	Number	Amount
	($ in thousands)
At December 31, 2004:
Loans:
Commercial, financial and agricultural	1	$33	—	$—
Real estate mortgage	3	1,319	—	—
Construction and land development	—	—	—	—
Installment and consumer lines	1	3	1	50

	5	$1,355	1	$50

Foreclosed assets	—	$—	—	$—

Allowance for Loan Losses

     In originating loans, the Company recognizes that credit losses will be experienced and that the risk of loss will vary with, among other things, the type of loan being made, the creditworthiness of the borrower over the term of the loan and, in the case of a collateralized loan, the quality of the collateral for the loan as well as general economic conditions. It is management’s policy to attempt to maintain an adequate allowance for loan losses based on, among other things, the Company’s historical loan loss experience, evaluation of economic conditions and regular reviews of any delinquencies and loan portfolio quality. Specific allowances are provided for individual loans when ultimate collection is considered questionable by management after reviewing the current status of loans which are contractually past due and considering the net realizable value of the collateral for the loan. Management recognizes the greater inherent risks in connection with commercial and consumer lending. See “Management’s Discussion and Analysis - Provision for Credit Losses.”

     Management continues to actively monitor the Company’s asset quality and to charge-off loans against the allowance for loan losses when appropriate or to provide specific loss allowances when necessary. Although management believes it uses the best information available to make determinations with respect to the allowance for loan losses, future adjustments may be necessary if economic conditions differ from the economic conditions in the assumptions used in making the initial determinations. Management believes that the allowance for loan losses was adequate at December 31, 2004.

     The following table sets forth information with respect to activity in the Company’s allowance for loan losses during the periods indicated:

	Year Ended December 31,
	2004	2003	2002	2001
Allowance at beginning of period	$2,526	$1,014	$492	$—
Charge-offs:
Commercial, financial and agricultural	(88)	(139)	(21)	—
Real estate mortgage	—	(16)	—	—
Installment and consumer lines	—	(5)	—	—

Total charge-offs	(88)	(160)	(21)	—

Recoveries:
Commercial, financial and agricultural	22	1	—	—

Total recoveries	22	1	—	—

Provision for loan losses charged to earnings	617	784	543	492
Acquired in purchase transaction	—	887	—	—

Allowance at end of period	$3,077	$2,526	$1,014	$492

Ratio of net charges-offs during the period to average loans outstanding during the period	.03%	.09%	.04%	—%

Allowance for loan losses as a percentage of nonperforming loans	3,273%	514%	N/A	N/A

Allowance for loan losses as a percentage of total gross loans	1.26%	1.25%	1.25%	1.25%

     The following table presents information regarding the Company’s total allowance for loan losses as well as the allocation of such amounts to the various categories of loans ($ in thousands):

	At December 31,
		2004		2003		2002		2001
		% of		% of		% of		% of
		Loans to		Loans to		Loans to		Loans to
		Total		Total		Total		Total
	Amount	Loans	Amount	Total	Amount	Loans	Amount	Loans
Commercial, financial and agricultural	$457	18%	$428	21%	$258	31%	$136	34%
Real estate mortgage	1,212	54	1,091	60	348	47	110	53
Construction and land development	607	25	319	16	155	19	12	10
Installment and consumer lines	69	3	78	3	22	3	13	3
Unallocated	732	—	610	—	231	—	221	—

Total allowance for loan losses	$3,077	100%	$2,526	100%	$1,014	100%	$492	100%

Investment Securities

     The Company’s investment securities portfolio consists of United States Government agency obligations and mortgage-backed securities. The following table sets forth the carrying values of the Company’s investment portfolio at the dates indicated (in thousands):

	At December 31,
	2004	2003	2002
Investment securities:
Available-for-sale:
Debt securities:
U.S. Government agency obligations	$3,512	$493	$—
Mortgage-backed securities	65,128	55,762	29,302
Equity securities	—	131	—

Total	$68,640	$56,386	$29,302

Federal funds sold	$63,831	$39,927	$15,033

Interest-earning demand deposits in other banks	$9,857	$9,694	$5,092

     The following table sets forth, by maturity distribution, certain information pertaining to the debt securities portfolio as follows ($ in thousands):

			After One Year		After Five Years
	One Year or Less		to Five Years		to Ten Years		After Ten Years		Total
	Amortized	Average	Amortized	Average	Amortized	Average	Amortized	Average	Amortized	Average
	Cost	Yield	Cost	Yield	Cost	Yield	Cost	Yield	Cost	Yield
December 31, 2004:
U.S. Government agency securities	$—	—%	$500	3.1%	$3,018	2.5%	$—	—%	$3,518	2.6%
Mortgage-backed securities	—	—	17,329	3.6	21,648	3.6	26,573	3.6	65,550	3.6

	$—	—%	$17,829	3.6%	$24,666	3.5%	$26,573	3.6%	$69,068	3.5%

December 31, 2003:
U.S. Government agency securities	$500	3.1%	$—	—%	$—	—%	$—	—%	$500	3.1%
Mortgage-backed securities	—	—	27,119	3.3	19,682	3.5	9,416	3.9	56,217	3.9

	$500	3.1%	$27,119	3.3%	$19,682	3.5%	$9,416	3.9%	$56,717	3.9%

December 31, 2002:
U.S. Government agency securities	$—	—%	$—	—%	$—	—%	$—	—%	$—	—%
Mortgage-backed securities	—	—	12,011	4.2	10,629	4.9	6,041	5.4	28,681	4.7

	$—	—%	$12,011	4.2%	$10,629	4.9%	$6,041	5.4%	$28,681	4.7%

     Statement of Financial Accounting Standards No. 115, which requires companies to classify investments securities, including mortgage-backed securities as either held-to-maturity, available-for-sale, or trading securities. Securities classified as held-to-maturity are carried at amortized cost. Securities classified as available-for-sale are reported at fair value, with unrealized gains and losses, net of tax effect, reported as a separate component of stockholders’ equity. Securities classified as trading securities are recorded at fair value, with unrealized gains and losses included in earnings. The Company has classified all securities as available-for-sale. Typically, an increase in interest rates results in a decrease in underlying market value and a decrease in the level of principal repayments on mortgage-backed securities. As a result of changes in market interest rates, changes in the market value of available-for-sale securities resulted in net unrealized losses of $267,000 and $289,000 in stockholders’ equity at December 31, 2004 and December 31, 2003, respectively. The Company had a net unrealized gain of $388,000 at December 31, 2002. These fluctuations in stockholders’ equity represent the after-tax impact of changes in interest rates on the value of these investments. Management has determined that these unrealized losses at December 31, 2004 are not considered other than temporary.

Deposit Activities

     Deposits are the major source of the Company’s funds for lending and other investment purposes. Deposits are attracted principally from within the Company’s primary market area through the offering of a broad variety of deposit instruments including checking accounts, money-market accounts, regular savings accounts, term certificate accounts (including “jumbo” certificates in denominations of $100,000 or more) and retirement savings plans.

     Maturity terms, service fees and withdrawal penalties are established by the Company on a periodic basis. The determination of rates and terms is predicated on funds acquisition and liquidity requirements, rates paid by competitors, growth goals and federal regulations.

     FDIC regulations limit the ability of certain insured depository institutions to accept, renew, or rollover deposits by offering rates of interest which are significantly higher than the prevailing rates of interest on deposits offered by other insured depository institutions having the same type of charter in such depository institutions’ normal market area. Under these regulations, “well capitalized” depository institutions may accept, renew, or rollover deposits at such rates without restriction, “adequately capitalized” depository institutions may accept, renew or rollover deposits at such rates with a waiver from the FDIC (subject to certain restrictions on payments of rates), and “undercapitalized” depository institutions may not accept, renew or rollover deposits at such rates. The regulations contemplate that the definitions of “well capitalized,” “adequately capitalized” and “undercapitalized” will be the same as the definitions adopted by the agencies to implement the prompt corrective action provisions of applicable law. See “Business — Supervision and Regulation — Capital Requirements.” As of December 31, 2004, the Bank met the definition of a “well capitalized” depository institution.

     The following table shows the distribution of, and certain other information relating to, the Company’s deposit accounts by type ($ in thousands):

	At December 31,
	2004		2003		2002
		% of		% of		% of
	Amount	Deposits	Amount	Deposits	Amount	Deposits
Noninterest-bearing demand deposits	$52,472	14%	$42,348	15%	$16,130	14%
Savings and NOW deposits	35,620	10	30,033	11	6,238	5
Money-market deposits	131,131	36	89,970	31	45,860	39

Subtotal	219,223	60	162,351	57	68,228	58

Time deposits:
1.00% - 1.99%	5,289	1	—	—	—	—
2.00% - 2.99%	70,069	19	2,301	1	4,155	3
3.00% - 3.99%	57,002	16	87,250	30	2,555	2
4.00% - 4.99%	14,059	4	33,233	11	35,269	30
5.00% - 5.99%	—	—	1,437	1	7,907	7

Total time deposits (1)	146,419	40	124,221	43	49,886	42

Total deposits	$365,642	100%	$286,572	100%	$118,114	100%

(1) Including individual retirement accounts (“IRAs”) of $8,695, $6,998 and $1,302 at December 31, 2004, 2003 and 2002, respectively.

     The following tables show the average amount outstanding and the average rate paid on each of the following deposit account categories during the periods indicated ($ in thousands) :

	Year Ended December 31,
	2004		2003		2002
	Average	Average	Average	Average	Average	Average
	Balance	Rate	Balance	Rate	Balance	Rate
Money-market deposits	$110,302	1.84%	$96,884	1.86%	$37,618	2.59%
Savings and NOW deposits	41,532	1.00	20,813	1.02	4,144	.59
Time deposits	125,161	2.75	114,818	3.14	34,640	3.74

Total interest-bearing deposits	$276,995	2.13%	$232,515	2.40%	$76,402	3.02%

     The Company does not have a concentration of deposits from any one source, the loss of which would have a material adverse effect on the Company. Management believes that substantially all of the Company’s depositors are residents in its primary market area. The Company currently does not accept brokered deposits. As shown in the tables below, a significant amount of the Company’s time deposits will mature during the year ending December 31, 2005. The high volume of maturities during this period is primarily due to customer demand for time deposits having original maturities of 12 months or less. Based upon current and anticipated levels of interest rates and past practice, the Company management anticipates that substantially all of the Company’s time deposits maturing during this time period will be renewed or replaced by certificates of deposit issued to other customers at competitive market rates, which may be higher or lower than the rates currently being paid. Consequently, the Company management does not believe that the maturity of the Company’s time deposits during the year ending December 31, 2005, will have a material adverse effect on the Company’s liquidity. However, if the Company is required to pay substantially higher rates to obtain the renewal of these or other time deposits or alternative sources of funds, the higher net interest expense could have a material adverse effect on the Company’s net earnings.

     The following tables present by various interest rate categories the amounts of time deposits at December 31, 2004 which mature during the period indicated (in thousands):

	Due	Due	Due
	Under Three	3 Months to	1 Year to
	Months	12 Months	5 Years	Total
1.00% - 1.99%	$—	$5,289	$—	$5,289
2.00% - 2.99%	17,031	44,063	8,975	70,069
3.00% - 3.99%	—	—	57,002	57,002
4.00% - 4.99%	—	—	14,059	14,059

Total time deposits	$17,031	$49,352	$80,036	$146,419

     Jumbo time deposits ($100,000 and over) mature as follows (in thousands):

	At December 31,
	2004	2003	2002
Due in three months or less	$9,310	$11,023	$4,674
Due from three months to one year	27,432	47,229	11,653
Due from twelve months to five years	56,992	18,347	22,101

	$93,734	$76,599	$38,428

Borrowings

     The Company has sold securities to certain of its customers under agreements to repurchase. These borrowings are collateralized by certain securities owned by the Company. The following summarizes these borrowings ($ in thousands):

	At or For the Year Ended
	December 31,
	2004	2003	2002
Balance at year-end	$2,009	$5,174	$837
Average balance during the year	$3,019	$1,489	$1,459
Interest expense during the year	$25	$7	$16
Average interest rate during the year	.83%	.45%	1.07%

     The Company also has unsecured federal funds purchased lines of credit agreements with correspondent banks under which the Company could borrow up to $14.0 million. These lines are used for liquidity needs and generally are repaid within seven to fourteen days. At December 31, 2004, the Company had $4.0 million outstanding at a rate of 2.63%. The Company did not have any borrowings outstanding under these agreements at December 31, 2003 or 2002.

Selected Quarterly Results

	2004				2003
	Fourth	Third	Second	First	Fourth	Third	Second	First
	Quarter	Quarter	Quarter	Quarter	Quarter	Quarter	Quarter	Quarter
	(In thousands, except per share amounts)
Interest income	$4,669	$4,264	$3,898	$3,824	$3,693	$3,382	$3,376	$3,102
Interest expense	1,675	1,518	1,401	1,319	1,339	1,410	1,499	1,341
Net interest income	2,994	2,746	2,497	2,505	2,354	1,972	1,877	1,761
Provision for loan losses	125	106	226	160	372	190	102	120
Noninterest income	159	139	122	127	115	128	135	148
Noninterest expense	2,065	1,829	1,649	1,803	1,643	1,516	1,521	1,577
Earnings before income taxes	963	950	744	669	454	394	389	212
Net earnings	591	584	467	399	267	258	237	119
Basic earnings per common share	.18	.18	.15	.12	.08	.08	.08	.04
Diluted earning per common share	.17	.18	.14	.12	.08	.08	.07	.04

Impact of Inflation and Changing Prices

     The financial statements and related financial data concerning the Company presented in this document have been prepared in accordance with accounting principles generally accepted in the United States of America, which require the measurement of financial position and operating results in terms of historical dollars without considering changes in the relative purchasing power of money over time due to inflation. The primary impact of inflation on the operations of the Company is reflected in increased operating costs. Unlike most industrial companies, virtually all of the assets and liabilities of a financial institution are monetary in nature. As a result, changes in interest rates have a more significant impact on the performance of a financial institution than do the effects of changes in the general rate of inflation and changes in prices. Interest rates do not necessarily move in the same direction or in the same magnitude as the prices of goods and services.

Item 7.	Financial Statements

     The financial statements of the Company as of and for the years ended December 31, 2004 and 2003 are set forth in this Form 10-KSB as Exhibit 13.1.

Item 8.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

     Not applicable.

Item 8A. Controls and Procedures

(a)	Evaluation of disclosure controls and procedures. The Company maintains controls and procedures designed to ensure that information required to be disclosed in the reports that the Company files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission. Based upon their evaluation of those controls and procedures performed within 90 days of the filing date of this report, the Chief Executive and Chief Financial officers of the Company concluded that the Company’s disclosure controls and procedures were adequate.

(b)	Changes in internal controls. The Company made no significant changes in its internal controls or in other factors that could significantly affect these controls subsequent to the date of the evaluation of those controls by the Chief Executive and Chief Financial officers.

Item 8B. Other Information

     Not Applicable

PART III

Item 9.	Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act

     The information contained under the sections captioned “Directors” and “Executive Officers” under “Election of Directors” in the registrant’s definitive Proxy Statement for the Annual Meeting of Shareholders to be held on March 31, 2005, to be filed with the SEC pursuant to Regulation 14A within 120 days of the registrant’s fiscal year end (the “Proxy Statement”), as incorporated herein by reference.

Item 10.	Executive Compensation

     The information contained in the section captioned “Information About the Board of Directors and Its Committees,” and “Executive Compensation and Benefits” under “Election of Directors” in the Proxy Statement, is incorporated herein by reference.

Item 11.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

     For information regarding the ownership of Common Stock by the Company’s directors and executive officers and related stockholders matters, see Item 9 above.

Item 12.	Certain Relationships and Related Transactions

     The information contained in the section captioned “Certain Transactions” under “Election of Directors” in the Proxy Statement, is incorporated herein by reference.

Item 13.	Exhibits
	3.1	-	Articles of Incorporation of United Community Bankshares of Florida, Inc. **

	3.2	-	Bylaws of United Community Bankshares of Florida, Inc. ****

	4.1	-	Specimen Stock Certificate of United Community Bankshares of Florida, Inc. **

	10.1	-	Employment Agreement, dated as of March 15, 2004, between United Heritage Bank and David G. Powers ***

	10.2	-	United Community Bankshares of Florida, Inc. Directors’ Stock Option Plan *

	10.3	-	United Community Bankshares of Florida, Inc.’s Officers’ and Employees’ Stock Option Plan *

	10.4	-	Employment Agreement, dated as of March 15, 2004, between United Heritage Bank and Shirley L. Tyler ***

	13.1	-	Financial Statements of United Community Bankshares of Florida, Inc. and Subsidiary

	14.1	-	Code of Ethics *

	21.1	-	List of Subsidiaries of United Community Bankshares of Florida, Inc.

	23.1	-	Consent of Osburn, Henning and Company

	31.1	-	Certification of Chief Executive Officer required by Rule 13a-14(a)/15d-14(a) under the Exchange Act

	31.2	-	Certification of Chief Financial Officer required by Rule 13a-14(a)/15d-14(a) under the Exchange Act

	32.1	-	Certification of Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

	32.2	-	Certification of Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Incorporated by reference to the corresponding exhibit number in the Company’s Form 10-KSB filed for the year ended December 31, 2003.

**	Incorporated by reference to the corresponding exhibit number in the Company’s Form 10-QSB filed for the quarter ended March 31, 2003.

***	Incorporated by reference to the corresponding exhibit number in the Company’s Form 10-QSB filed for the quarter ended March 31, 2004.

****	Incorporated by reference to the corresponding exhibit number in the Company’s Form 10-QSB filed for the quarter ended June 30, 2004.

Item 14.	Principal Accountant Fees and Services

     The information contained in the section captioned “Independent Public Accountants” in the Proxy Statement is incorporated herein by reference.

SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has caused this report to be duly signed on its behalf by the undersigned, thereunto duly authorized, in the City of Orlando, State of Florida, on the 1st day of March, 2005.

UNITED COMMUNITY BANKSHARES OF FLORIDA, INC.

/s/ David G. Powers

President and Chief Executive Officer

/s/ Shirley L. Tyler

Executive Vice President and Treasurer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on March 1, 2005.

Signature		Title
/s/	James L. Hewitt	Director

James L. Hewitt

/s/	David G. Powers	Director

David G. Powers

/s/	J. Michael Hattaway	Director

J. Michael Hattaway

/s/	Vincent S. Hughes	Director

Vincent S. Hughes

United Community Bankshares of Florida, Inc.
Form 10-KSB
For Fiscal Year Ending December 31, 2004

EXHIBIT INDEX

Exhibit
No.	Exhibit
13.1	Financial Statements of United Community Bankshares of Florida, Inc. and Subsidiary

21.1	Subsidiaries of the Registrant

23.1	Consent of Osburn, Henning and Company

31.1	Certification of President and Chief Executive Officer under §302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Executive Vice President and Treasurer under §302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of President and Chief Executive Officer under §906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Executive Vice President and Treasurer under §906 of the Sarbanes-Oxley Act of 2002