Form 10-Q
period 2005-03-31
UNITED COMMUNITY BANKSHARES OF FLORIDA INC
filed 2005-05-09
CIK 1230299

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2005

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission file number

UNITED HERITAGE BANKSHARES OF FLORIDA, INC.

(Exact Name of Registrant as Specified in Its Charter)

Florida	04-3691059

(State or Other Jurisdiction	(I.R.S. Employer
of Incorporation or Organization)	Identification No.)

1411 Edgewater Drive, Suite 100, Orlando, Florida	32804

(Address of Principal Executive Offices)	(Zip Code)

Registrant’s Telephone Number, Including Area Code (407) 712-6151

United Community Bankshares of Florida, Inc.

Former Name, Former Address and Former Fiscal Year, if Changed Since Last Report.

     Check whether the Registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days: Yes ☑ No ☐

     Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act): Yes ☐ No ☑

     Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Common stock, par value $.01 per share	4,800,628 shares outstanding at April 29, 2005

CONFORMED COPY

UNITED HERITAGE BANKSHARES OF FLORIDA, INC.

UNITED HERITAGE BANKSHARES OF FLORIDA, INC.

Part I. FINANCIAL INFORMATION

Item 1. Financial Statements

Condensed Consolidated Balance Sheets (Unaudited)

($ in thousands, except per share amounts)

	At	At
	March 31,	December 31,
	2005	2004
Assets
Cash and due from banks	$17,940	$12,283
Interest-earning demand deposits in other banks	11,719	9,857
Federal funds sold	95,289	63,831

Total cash and cash equivalents	124,948	85,971

Securities available for sale	104,425	68,640
Loans, net of allowance for loan losses of $3,253 and $3,077	253,967	241,214
Property and equipment, net	6,933	6,863
Net deferred tax asset	1,851	1,180
Goodwill	950	950
Core deposit intangible, net	250	267
Other assets	1,645	1,382

Total assets	$494,969	$406,467

Liabilities and Shareholders’ Equity

Liabilities:
Deposits:
Noninterest-bearing demand deposits	$66,444	$52,472
Savings, NOW and money-market deposits	185,485	166,751
Time deposits	183,724	146,419

Total deposits	435,653	365,642

Borrowings	3,336	6,009
Other liabilities	1,175	1,026

Total liabilities	440,164	372,677

Shareholders’ Equity:
Common stock, $.01 par value, 20 million shares authorized, 4,800,628 and 3,263,406 shares issued and outstanding	48	33
Additional paid-in capital	53,484	32,021
Retained earnings	2,529	2,003
Accumulated other comprehensive loss	(1,256)	(267)

Total shareholders’ equity	54,805	33,790

Total liabilities and shareholders’ equity	$494,969	$406,467

See accompanying Notes to Condensed Consolidated Financial Statements.

UNITED HERITAGE BANKSHARES OF FLORIDA, INC.

Condensed Consolidated Statements of Income (Unaudited)

($ in thousands, except per share amounts)

	Three Months Ended
	March 31,
	2005	2004
Interest income:
Loans	$4,059	$3,323
Securities	740	392
Other	508	109

Total interest income	5,307	3,824

Interest expense:
Deposits	2,074	1,316
Borrowings	12	3

Total interest expense	2,086	1,319

Net interest income	3,221	2,505

Provision for loan losses	186	160

Net interest income after provision for loan losses	3,035	2,345

Noninterest income:
Service charges and fees on deposit accounts	123	93
Other	34	34

Total noninterest income	157	127

Noninterest expense:
Salaries and employee benefits	1,211	792
Occupancy and equipment	467	357
Other	656	654

Total noninterest expense	2,334	1,803

Income before income taxes	858	669

Income taxes	332	270

Net income	$526	$399

Earnings per share:
Basic	$.15	$.12

Diluted	$.15	$.12

Dividends per share	$—	$—

See accompanying Notes to Condensed Consolidated Financial Statements.

UNITED HERITAGE BANKSHARES OF FLORIDA, INC.

Condensed Consolidated Statements of Shareholders’ Equity (Unaudited)

Three Months Ended March 31, 2005 and 2004
($ in thousands)

					Accumulated
					Other
				Retained	Compre-
	Common Stock		Additional	Earnings	hensive	Total
	Number of	Par	Paid-In	(Accumulated	Income	Shareholders’
	Shares	Value	Capital	Deficit)	(Loss)	Equity
Balance at December 31, 2003	3,256,888	$33	$31,970	$(38)	$(289)	$31,676

Comprehensive income:
Net income	—	—	—	399	—	399

Other comprehensive income-change in unrealized loss on securities available for sale, net of tax	—	—	—	—	354	354

Comprehensive income						753

Balance at March 31, 2004	3,256,888	$33	$31,970	$361	$65	$32,429

Balance at December 31, 2004	3,263,406	$33	$32,021	$2,003	$(267)	$33,790

Comprehensive income (loss):
Net income	—	—	—	526	—	526

Other comprehensive loss-change in unrealized loss on securities available for sale, net of tax	—	—	—	—	(989)	(989)

Comprehensive income (loss)						(463)

Net proceeds from the sale of common stock under a private placement offering	1,537,222	15	21,463	—	—	21,478

Balance at March 31, 2005	4,800,628	$48	$53,484	$2,529	$(1,256)	$54,805

See accompanying Notes to Condensed Consolidated Financial Statements.

UNITED HERITAGE BANKSHARES OF FLORIDA, INC.

Condensed Consolidated Statements of Cash Flows (Unaudited)

(In thousands)

	Three Months Ended
	March 31,
	2005	2004
Cash flows from operating activities:
Net income	$526	$399
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	186	160
Depreciation and amortization	150	154
Deferred income tax (benefit)	(75)	71
Net amortization of premiums and discounts on securities	168	190
Amortization of core deposit intangible	17	—
Net change in period-end balances of:
Other assets	(263)	(31)
Other liabilities	149	32

Net cash provided by operating activities	858	975

Cash flows from investing activities:
Purchase of securities available for sale	(43,994)	—
Principal collections, calls and maturities of securities available for sale	6,456	4,035
Net funding of loans	(12,939)	(7,490)
Purchase of premises and equipment	(220)	(195)

Net cash used in investing activities	(50,697)	(3,650)

Cash flows from financing activities:
Net increase in deposits	70,011	28,357
Net decrease in borrowings	(2,673)	(1,563)
Net proceeds from sale of common stock	21,478	—

Net cash provided by financing activities	88,816	26,794

Net increase in cash and cash equivalents	38,977	24,119

Cash and cash equivalents at beginning of period	85,971	60,629

Cash and cash equivalents at end of period	$124,948	$84,748

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$2,132	$1,237

Income taxes	$140	$165

Noncash transaction-
Accumulated other comprehensive income (loss), net change in unrealized loss on securities available for sale, net of tax	$(989)	$354

See accompanying Notes to Condensed Consolidated Financial Statements.

UNITED HERITAGE BANKSHARES OF FLORIDA, INC.

Notes to Condensed Consolidated Financial Statements (Unaudited)

1. General and Basis of Presentation. United Heritage Bankshares of Florida, Inc. (the “Holding Company”) owns 100% of the common stock of United Heritage Bank (the “Bank”) (together, the “Company”), a full service, FDIC-insured commercial-banking institution. The Company provides a variety of financial services to individuals and commercial customers through its ten banking offices located in Orange and Seminole Counties, Florida.

In the opinion of the management of the Company, the accompanying condensed consolidated financial statements contain all adjustments (consisting of normal recurring accruals) necessary to present fairly the financial position at March 31, 2005 and the results of operations and cash flows for the three-month periods ended March 31, 2005 and 2004. The results of operations for the three-month period ended March 31, 2005, are not necessarily indicative of results that may be expected for the year ending December 31, 2005.

The condensed consolidated financial statements include the accounts of the Holding Company and Bank. All significant intercompany accounts and transactions have been eliminated in consolidation.

2. Loans. The components of loans are summarized as follows (in thousands):

	At	At
	March 31,	December 31,
	2005	2004
Real estate — mortgage	$140,296	$133,257
Construction and land development	65,437	60,675
Commercial, financial and agricultural	46,964	44,720
Installment and consumer lines	4,935	5,998

Total loans	257,632	244,650

Allowance for loan losses	(3,253)	(3,077)
Deferred loan fees, net	(412)	(359)

Loans, net	$253,967	$241,214

(continued)

UNITED HERITAGE BANKSHARES OF FLORIDA, INC.

Notes to Condensed Consolidated Financial Statements (Unaudited), Continued

3. Loan Impairment and Loan Losses. An analysis of the change in the allowance for loan losses follows (in thousands):

	Three Months Ended
	March 31,
	2005	2004
Balance at January 1	$3,077	$2,526
Provision for loan losses	186	160
Loan charge-offs, net of recoveries	(10)	(65)

Balance at March 31	$3,253	$2,621

The following summarizes impaired loans (in thousands):

		At
	March 31,	December 31,
	2005	2004
Impaired loans with a valuation allowance	$44	$83
Impaired loans without a valuation allowance	—	—
Less: Valuation allowance on impaired loans	(4)	(5)

Total net impaired loans	$40	$78

The average net investment in impaired loans and interest income recognized and received on impaired loans was as follows (in thousands):

	Three Months Ended
	March 31,
	2005	2004
Average net investment in impaired loans	$59	$349

Interest income recognized on impaired loans	$—	$1

Interest income received on impaired loans	$—	$1

Nonaccrual and accruing loans past due 90 days or more follows (in thousands):

		At
	March 31,	December 31,
	2005	2004
Nonaccrual loans	$44	$50
Accruing loans past due 90 days or more	—	44

Total	$44	$94

(continued)

UNITED HERITAGE BANKSHARES OF FLORIDA, INC.

Notes to Condensed Consolidated Financial Statements (Unaudited), Continued

4. Earnings Per Share. Basic earnings per share is computed by dividing net income by the weighted average number of common shares outstanding during the period. Diluted earnings per share is computed by adding the dilutive effect of any unexercised stock options, using the treasury stock method to determine dilution.

	Three Months Ended
	March 31,
	2005	2004
Weighted-average common shares outstanding	3,502,529	3,256,888
Dilutive shares issuable under stock option plans	101,037	38,580

Weighted-average common shares on a diluted basis	3,603,566	3,295,468

5. Private Placement Offering. On March 2, 2005, the Company sold 1,537,222 shares of its common stock in a private placement transaction at $14.00 per share. The Company raised $21.5 million after deducting related offering costs.

6. Stock Option Plans. The Company has two stock option plans permitting the granting of stock options for up to 915,956 shares (after amendment in 2005) of the Company’s common stock to selected officers, employees and directors of the Company.

The following is a summary of stock option transactions during the three-month periods ended March 31, 2005 and 2004:

		Average
	Number of	Exercise
	Options	Price
Outstanding, December 31, 2003	335,992	$10.62
Granted	141,912	12.00

Outstanding, March 31, 2004	477,904	$11.03

Outstanding, December 31, 2004	546,716	$11.41
Granted	12,500	14.00

Outstanding, March 31, 2005	559,216	$11.47

(continued)

UNITED HERITAGE BANKSHARES OF FLORIDA, INC.

Notes to Condensed Consolidated Financial Statements (Unaudited), Continued

6. Stock Option Plans, Continued. Statement of Financial Accounting Standards (SFAS) No. 123, Accounting for Stock-Based Compensation, as amended by SFAS No. 148, Accounting for Stock-Based Compensation Transition and Disclosure (collectively, “SFAS 123”) encourages all entities to adopt a fair value based method of accounting for employee stock compensation plans, whereby compensation cost is measured at the grant date based on the value of the award and is recognized over the service period, which is usually the vesting period. However, it also allows an entity to continue to measure compensation cost for those plans using the intrinsic value based method of accounting prescribed by Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (APB No. 25), whereby compensation cost is the excess, if any, of the quoted market price of the stock at the grant date (or other measurement date) over the amount an employee must pay to acquire the stock. The Company accounts for its stock option plans under the recognition and measurement principles of APB No. 25. No stock-based employee compensation cost is reflected in net income as all options granted under those plans had an exercise price equal to the market value of the underlying common stock on the date of grant. The following table illustrates the effect on net income and income per share if the Company had applied the fair value recognition provisions of SFAS 123 to stock-based employee compensation ($ in thousands, except per share data).

	Three Months Ended
	March 31,
	2005	2004
Weighted-average grant-date fair value per option of stock options issued during the period	$4.82	$3.83

Net income, as reported	$526	$399
Deduct: Total stock-based employee compensation determined under the fair value based method for all awards, net of related tax effect	(32)	(150)

Proforma net income	$494	$249

Basic income per share, as reported	$.15	$.12

Proforma basic income per share	$.14	$.08

Diluted income per share, as reported	$.15	$.12

Proforma diluted income per share	$.14	$.08

In December 2004, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 123 (revised 2004), “Share-Based Payment.” This Statement requires a public entity to measure the cost of employee services received in exchange for an award of equity instruments, which includes stock options and warrants, based on the grant-date fair value of the award. That cost will be recognized over the period during which an employee is required to provide service in exchange for the award. Public entities will adopt this Statement using a modified version of prospective application. Under this application, this Statement will apply to new awards and to awards modified, repurchased, or cancelled after the required effective date and to awards not yet vested that exist as of the effective date. This Statement is effective as of the beginning of the first interim or annual reporting period that begins after December 15, 2005. Management has not yet determined what effect this Statement will have on the Company’s future consolidated financial statements.

7. Reclassifications. Certain amounts in the 2004 condensed consolidated financial statements have been reclassified to conform to the 2005 presentation.

UNITED HERITAGE BANKSHARES OF FLORIDA, INC.

Management’s Discussion and Analysis

Capital Resources and Commitments

The Company’s principal sources of funds are those generated by the Bank, including net increases in deposits and borrowings, principal and interest payments on loans, and proceeds from maturities of investment securities.

The Company uses its capital resources principally to fund existing and continuing loan commitments and to purchase investment securities. Off-balance sheet commitments to extend credit represent legally binding agreements to lend to customers with fixed expiration dates or other termination clauses. Since many commitments are expected to expire without being funded, committed amounts do not necessarily represent future cash requirements.

The following summarizes the Company’s contractual obligations, including certain on-balance sheet and off-balance sheet obligations, at March 31, 2005 (in thousands):

Contractual Obligations	Amount
Time deposit maturities	$183,724
Borrowings	3,336
Operating leases	9,119
Loan commitments and unused lines of credit	34,856
Standby letters of credit	2,576
Undisbursed construction loans in process	37,105

Total	$270,716

Management believes that the Company has adequate resources to fund all its commitments, that substantially all of its existing commitments will be funded within 12 months and, if so desired, that the Company can adjust the rates and terms on time deposits and other deposit accounts to retain or obtain new deposits in a changing interest rate environment.

Regulatory Capital Requirements

The Company (on a consolidated basis) and the Bank are subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory — and possibly additional discretionary — actions by regulators that, if undertaken, could have a direct material effect on the Company’s consolidated financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Company and the Bank must meet specific capital guidelines that involve quantitative measures of the Bank’s assets, liabilities, and certain off-balance-sheet items as calculated under regulatory accounting practices. The capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors.

UNITED HERITAGE BANKSHARES OF FLORIDA, INC.

Quantitative measures established by regulation to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and percentages of total and Tier 1 capital to risk-weighted assets, and of Tier 1 capital to average assets. If such minimum amounts and percentages are met, the Company and the Bank are considered “adequately capitalized”. If the actual amounts exceed the requirements of “adequately capitalized”, and meet even more stringent minimum standards, they are considered “well capitalized”. Management believes as of March 31, 2005, the Company and the Bank meet all capital adequacy requirements to which they are subject.

The table below shows the total risk-based, Tier 1 risk-based, and Tier 1 leverage ratios of the Company and the Bank at March 31, 2005 and December 31, 2004, and the minimum required amounts and percentages ($ in thousands).

					Minimum
					To Be Well
					Capitalized Under
			Minimum Capital		Prompt Corrective
	Actual		Requirement		Action Provisions
	Amount	%	Amount	%	Amount	%
As of March 31, 2005:
Total capital to Risk- Weighted assets:
Consolidated	$56,263	17.61%	$25,566	8.00%	$31,957	10.00%
Bank	$55,654	17.31%	$25,719	8.00%	$32,149	10.00%
Tier I Capital to Risk- Weighted Assets:
Consolidated	$53,010	16.59%	$12,783	4.00%	$19,175	6.00%
Bank	$52,401	16.30%	$12,859	4.00%	$19,289	6.00%
Tier I Capital to Average Assets:
Consolidated	$53,010	11.95%	$17,751	4.00%	$22,188	5.00%
Bank	$52,401	11.81%	$17,745	4.00%	$22,182	5.00%

As of December 31, 2004:
Total capital to Risk- Weighted assets:
Consolidated	$34,746	12.00%	$23,159	8.00%	$28,949	10.00%
Bank	$34,393	11.83%	$23,258	8.00%	$29,072	10.00%
Tier I Capital to Risk- Weighted Assets:
Consolidated	$31,669	10.94%	$11,580	4.00%	$17,369	6.00%
Bank	$31,316	10.77%	$11,629	4.00%	$17,443	6.00%
Tier I Capital to Average Assets:
Consolidated	$31,669	8.12%	$15,592	4.00%	$19,490	5.00%
Bank	$31,316	8.04%	$15,586	4.00%	$19,482	5.00%

UNITED HERITAGE BANKSHARES OF FLORIDA, INC.

     The following table shows selected ratios for the periods ended or at the dates indicated:

	Three Months		Three Months
	Ended	Year Ended	Ended
	March 31,	December 31,	March 31,
	2005	2004	2004
Average equity as a percentage of average assets	8.56%	8.81%	9.58%

Total equity to total assets at end of period	11.07%	8.31%	9.22%

Return on average assets (1)	.48%	.56%	.49%

Return on average equity (1)	5.58%	6.38%	5.10%

Noninterest expense to average assets (1)	2.12%	2.02%	2.20%

Nonperforming loans and foreclosed assets to total assets at end of period	.01%	.02%	.13%

(1)	Annualized for the three months ended March 31, 2005 and 2004.

	Three		Three
	Months Ended	Year Ended	Month Ended
	March 31,	December 31,	March 31,
	2005	2004	2004
Loans	6.65%	6.46%	6.63%
Investment securities	3.48%	3.01%	2.88%
Other interest-earning assets	2.42%	1.28%	.87%
All interest-earning assets	5.14%	4.92%	5.01%
Savings, NOW and money-market deposits	1.87%	1.61%	1.51%
Time deposits	3.10%	2.75%	2.74%
All interest-bearing liabilities	2.46%	2.11%	2.09%
Interest-rate spread	2.68%	2.81%	2.92%

Changes in Financial Condition

Total assets increased $88.5 million or 21.8%, from $406.5 million at December 31, 2004 to $495.0 million at March 31, 2005, primarily as a result of a $12.8 million increase in net loans, a $35.8 million increase in securities available for sale and an increase in cash and cash equivalents of $39.0 million. Deposits increased $70.0 million from $365.6 million at December 31, 2004 to $435.7 million at March 31, 2005. The $21.0 million net increase in stockholders’ equity during the three months ended March 31, 2005 resulted primarily from net proceeds of $21.5 million from the sale of common stock under a private placement offering and net income of $526,000, partially offset by a decrease in accumulated other comprehensive income (loss) of $989,000.

UNITED HERITAGE BANKSHARES OF FLORIDA, INC.

Results of Operations

The following table sets forth, for the periods indicated, information regarding (i) the total dollar amount of interest and dividend income of the Company from interest-earning assets and the resultant average yields; (ii) the total dollar amount of interest expense on interest-bearing liabilities and the resultant average costs; (iii) net interest/dividend income; (iv) interest-rate spread; and (v) net interest margin. Yields and costs were derived by dividing annualized income or expense by the average balance of assets or liabilities, respectively, for the periods shown. The average balance of loans includes loans on which the Company has discontinued accruing interest. The yields and costs include certain fees which are considered to constitute adjustments to yields.

		Three Months Ended March 31,
		2005			2004
		Interest	Average		Interest	Average
	Average	and	Yield/	Average	and	Yield/
	Balance	Dividends	Cost	Balance	Dividends	Cost
		($in thousands)
Interest-earning assets:
Loans	$247,449	$4,059	6.65%	$201,584	$3,323	6.63%
Securities	86,151	740	3.48%	54,719	392	2.88%
Other (1)	84,939	508	2.43%	50,421	109	.87%

Total interest-earning assets	418,539	5,307	5.14%	306,724	3,824	5.01%

Noninterest-earning assets	28,457			21,676

Total assets	$446,996			$328,400

Interest-bearing liabilities:
Savings, NOW and money-market accounts	175,714	811	1.87%	127,184	477	1.51%
Time deposits	165,166	1,263	3.10%	123,205	838	2.74%
Other borrowings (2)	2,339	12	2.08%	2,869	4	.56%

Total interest-bearing liabilities	343,219	2,086	2.46%	253,258	1,319	2.09%

Noninterest-bearing deposits	65,267			41,801
Noninterest-bearing liabilities	247			1,884
Stockholders’ equity	38,263			31,457

Total liabilities and stockholders’ equity	$446,996			$328,400

Net interest income		$3,221			$2,505

Interest-rate spread (3)			2.68%			2.92%

Net interest margin (4)			3.12%			3.28%

Ratio of interest-earning assets to interest-bearing liabilities	1.22			1.21

(1)	Includes interest-earning demand deposits, federal funds sold and Federal Home Loan Bank stock.

(2)	Includes securities sold under agreements to repurchase and federal funds purchased lines of credit.

(3)	Interest-rate spread represents the difference between the average yield on interest-earning assets and the average cost of interest-bearing liabilities.

(4)	Net interest margin is annualized net interest income divided by average interest-earning assets.

UNITED HERITAGE BANKSHARES OF FLORIDA, INC.

Comparison of the Three-Month Periods Ended March 31, 2005 and 2004

General Operating Results. Net income for the three-month period ended March 31, 2005 was $526,000, or $.15 per basic and diluted share, compared to $399,000, or $.12 per basic and diluted share, for the comparable period in 2004. The increase in net income resulted primarily from an increase in net interest income, partially offset by an increase in noninterest expense.

Interest Income. Interest income increased $1.5 million or 38.8% to $5.3 million for the three-month period ended March 31, 2005, when compared to the three-month period ended March 31, 2004. The increase was due to an increase in the average balance of interest-earning assets from $306.7 million for the three months ended March 31, 2004 to $418.5 million for the three months ended March 31, 2005 and an increase in the weighted-average yield from 5.01% during the 2004 period to 5.14% during the 2005 period.

Interest Expense. Interest expense increased $767,000 or 58.2%, from $1.3 million for the three-month period ended March 31, 2004 to $2.1 million for the three-month period ended March 31, 2005. The increase was primarily due to an increase in the average cost of interest-bearing liabilities from 2.09% for the three months ended March 31, 2004 to 2.46% for the comparable 2005 period and an increase of $90.0 million or 35.5% in average interest-bearing liabilities outstanding. Average interest-bearing deposits increased from $250.4 million outstanding during the three months ended March 31, 2004 to $340.9 million outstanding during the comparable period for 2005. Average borrowings decreased from $2.9 million during the three months ended March 31, 2004 to $2.3 million for the comparable 2005 period.

Provision for Loan Losses. The provision for loan losses is charged to income to increase the total loan loss allowance to a level deemed appropriate by management. The provision is based upon the volume and type of lending conducted by the Company, the Company’s charge-off experience, industry standards, the amount of nonperforming loans, general economic conditions, particularly as they relate to the Company’s market area, and other factors related to the collectibility of the Company’s loan portfolio. The Company recorded provisions for loan losses for the three-month periods ended March 31, 2005 and 2004 of $186,000 and $160,000, respectively. Net loans charged off for the three-month periods ended March 31, 2005 and 2004 were $10,000 and $65,000, respectively. Management believes that the allowance for loan losses, which was $3.3 million or 1.26% of gross loans at March 31, 2005 is adequate.

Noninterest Income. Noninterest income increased $30,000 or 23.6% from $127,000 during the 2004 period to $157,000 during the 2005 period. The increase was due to a $30,000 increase in service charges and fees on deposit accounts.

Noninterest Expense. Noninterest expense increased by $531,000 or 29.5% from $1.8 million for the three-month period ended March 31, 2004 to $2.3 million for the three-month period ended March 31, 2005. The increase was primarily due to increases of $419,000 in salaries and employee benefits and $110,000 in occupancy and equipment expense all related to the overall growth of the Company.

Income Taxes. Income taxes were $270,000 for the three-month period ended March 31, 2004 (an effective tax rate of 40.4%) and $332,000 (an effective tax rate of 38.7%) for the corresponding period in 2005. The effective rate includes the state income tax rate of 5.5%.

UNITED HERITAGE BANKSHARES OF FLORIDA, INC.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Market risk is the risk of loss from adverse changes in market prices and rates. The Company’s market risk arises primarily from interest-rate risk inherent in its lending, investment and deposit taking activities. The Company has little or no risk related to trading accounts, commodities or foreign exchange.

Management actively monitors and manages its interest rate risk exposure. The primary objective in managing interest-rate risk is to limit, within established guidelines, the adverse impact of changes in interest rates on the Company’s net interest income and capital, while adjusting the Company’s asset-liability structure to obtain the maximum yield-cost spread on that structure. Management relies primarily on its asset-liability structure to control interest rate risk. However, a sudden and substantial increase in interest rates could adversely impact the Company’s earnings, to the extent that the interest rates borne by assets and liabilities do not change at the same speed, to the same extent, or on the same basis. There has been no significant change in the Company’s market risk exposure since December 31, 2004.

Item 4. Controls and Procedures

a.	Evaluation of disclosure controls and procedures. The Company maintains controls and procedures designed to ensure that information required to be disclosed in the reports that the Company files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission. Based upon their evaluation of those controls and procedures performed within 90 days of the filing date of this report, the Chief Executive and Chief Financial officers of the Company concluded that the Company’s disclosure controls and procedures were adequate.

b.	Changes in internal controls. The Company made no significant changes in its internal controls or in other factors that could significantly affect these controls subsequent to the date of the evaluation of those controls by the Chief Executive and Chief Financial officers.

Part II — OTHER INFORMATION

Item 1. Legal Proceedings

There are no material pending legal proceeding to which United Heritage Bankshares of Florida, Inc. or any of its subsidiaries is a party or to which any of their property is subject.

Item 2.	Unregistered Sales of Equity Securities, Use of Proceeds and Issuer Purchases of Equity Securities

Not applicable.

UNITED HERITAGE BANKSHARES OF FLORIDA, INC.

Item 3. Defaults upon Senior Securities

Not applicable

Item 4. Submission of Matters to a Vote of Security Holders

The Annual Meeting of Shareholders (the “Annual Meeting”) of United Heritage Bankshares of Florida, Inc. was held on March 31, 2005, to consider: (i) the election of all directors each for a term of one year (ii) approving an amendment to the Holding Company’s Article of Incorporation to change the name, (iii) approving an amendment to the Company’s Employee Stock Option Plan to increase the number of shares of common stock reserved for issuance, and (iv) approving an amendment to the Company’s Director Stock Option Plan to increase the number of shares of common stock reserved for issuance.

At the Annual Meeting, 2,174,691 shares were present in person or by proxy. The following is a summary and tabulation of the matters that were voted upon at the Annual Meeting:

Proposal I.

The election of directors, each for a term of one year:

	For	Against	Abstain
J. Michael Hattway	2,174,691	—	—

James L. Hewitt	2,174,691	—	—

Vincent S. Hughes	2,174,691	—	—

David G. Powers	2,174,691	—	—

Proposal II:

To approve an amendment to the Holding Company’s Articles of Incorporation to change the name to United Heritage Bankshares of Florida, Inc.:

For	Against	Abstain
2,151,984	20,607	2,100

Proposal III:

To approve an amendment to the Company’s Employee Stock Option Plan to increase the number of shares of common stock reserved for issuance by 150,000 shares:

For	Against	Abstain
2,054,854	105,347	14,490

Proposal IV:

To approve an amendment to the Company’s Director Stock Option Plan to increase the number of shares of common stock reserved for issuance by 150,000 shares:

For	Against	Abstain
2,011,067	138,383	25,241

UNITED HERITAGE BANKSHARES OF FLORIDA, INC.

Item 5. Other Information

     Not applicable

Item 6. Exhibits

     (a) The following exhibits are filed as part of this report.

3.1	-	Articles of Incorporation of United Community Bankshares of Florida, Inc. **

3.2	-	Bylaws of United Community Bankshares of Florida, Inc. ****

4.1	-	Specimen Stock Certificate of United Community Bankshares of Florida, Inc. **

10.1	-	Employment Agreement, dated as of March 15, 2004, between United Heritage Bank and David G. Powers ***

10.2	-	United Community Bankshares of Florida, Inc. Directors’ Stock Option Plan *

10.3	-	United Community Bankshares of Florida, Inc.’s Officers’ and Employees’ Stock Option Plan *

10.4	-	Employment Agreement, dated as of March 15, 2004, between United Heritage Bank and Shirley L. Tyler ***

10.5	-	Amendment to United Community Bankshares of Florida, Inc. Directors’ Stock Option Plan

10.6	-	Amendment to United Community Bankshares of Florida, Inc. Officers’ and Employees’ Stock Option Plan

14.1	-	Code of Ethics *

31.1	-	Certification of Chief Executive Officer required by Rule 13a-14(a)/15d-14(a) under the Exchange Act

31.2	-	Certification of Chief Financial Officer required by Rule 13a-14(a)/15d-14(a) under the Exchange Act

32.1	-	Certification of Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	-	Certification of Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Incorporated by reference to the corresponding exhibit number in the Company’s Form 10-KSB filed for the year ended December 31, 2003.

**	Incorporated by reference to the corresponding exhibit number in the Company’s Form 10-QSB filed for the quarter ended March 31, 2003.

***	Incorporated by reference to the corresponding exhibit number in the Company’s Form 10-QSB filed for the quarter ended March 31, 2004.

****	Incorporated by reference to the corresponding exhibit number in the Company’s Form 10-QSB filed for the quarter ended June 30, 2004.

UNITED HERITAGE BANKSHARES OF FLORIDA, INC.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

Date: May 6, 2005

United Heritage Bankshares of Florida, Inc.

By:	/s/ David G. Powers

Name:	David G. Powers, President and
Chief Executive Officer

By:	/s/ Shirley L. Tyler

Name:	Shirley L. Tyler, Executive Vice
President and Treasurer