Form 10-Q
period 2005-06-30
UNITED HERITAGE BANKSHARES OF FLORIDA INC
filed 2005-08-08
CIK 1230299

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2005

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
     Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act): Yes ☐ No ☑
     Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Common stock, par value $.01 per share	4,859,562 shares outstanding at August 1, 2005

UNITED HERITAGE BANKSHARES OF FLORIDA, INC.

UNITED HERITAGE BANKSHARES OF FLORIDA, INC.
Part I. FINANCIAL INFORMATION
Item 1. Financial Statements
Condensed Consolidated Balance Sheets (Unaudited)
($ in thousands, except per share amounts)

	At	At
	June 30,	December 31,
	2005	2004
Assets

Cash and due from banks	$22,231	$12,283
Interest-earning demand deposits in other banks	11,792	9,857
Federal funds sold	125,915	63,831

Total cash and cash equivalents	159,938	85,971

Securities available for sale	117,879	68,640
Securities held to maturity	3,534	—
Loans, net of allowance for loan losses of $3,744 and $3,077	292,825	241,214
Property and equipment, net	7,102	6,863
Net deferred tax asset	1,566	1,180
Goodwill	950	950
Core deposit intangible, net	233	267
Other assets	1,976	1,382

Total assets	$586,003	$406,467

Liabilities and Shareholders’ Equity

Liabilities:
Deposits:
Noninterest-bearing demand deposits	$84,156	$52,472
Savings, NOW and money-market deposits	221,337	166,751
Time deposits	219,284	146,419

Total deposits	524,777	365,642
Borrowings	4,340	6,009
Other liabilities	983	1,026

Total liabilities	530,100	372,677

Shareholders’ Equity:
Common stock, $.01 par value, 20 million shares authorized, 4,807,018 and 3,263,406 shares issued and outstanding	48	33
Additional paid-in capital	53,534	32,021
Retained earnings	2,985	2,003
Accumulated other comprehensive loss	(664)	(267)

Total shareholders’ equity	55,903	33,790

Total liabilities and shareholders’ equity	$586,003	$406,467

See accompanying Notes to Condensed Consolidated Financial Statements.

UNITED HERITAGE BANKSHARES OF FLORIDA, INC.
Condensed Consolidated Statements of Income (Unaudited)
($ in thousands, except per share amounts)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2005	2004	2005	2004
Interest income:
Loans	$4,679	$3,380	$8,738	$6,703
Securities	1,041	340	1,781	732
Other	777	178	1,285	287

Total interest income	6,497	3,898	11,804	7,722

Interest expense:
Deposits	2,710	1,396	4,784	2,712
Borrowings	31	5	43	8

Total interest expense	2,741	1,401	4,827	2,720

Net interest income	3,756	2,497	6,977	5,002

Provision for loan losses	491	226	677	386

Net interest income after provision for loan losses	3,265	2,271	6,300	4,616

Noninterest income:
Service charges and fees on deposit accounts	133	100	256	193
Other	72	22	106	56

Total noninterest income	205	122	362	249

Noninterest expense:
Salaries and employee benefits	1,448	839	2,659	1,631
Occupancy and equipment	535	281	1,002	638
Other	753	529	1,409	1,183

Total noninterest expense	2,736	1,649	5,070	3,452

Income before income taxes	734	744	1,592	1,413

Income taxes	278	277	610	547

Net income	$456	$467	$982	$866

Earnings per share:
Basic	$.09	$.15	$.24	$.27

Diluted	$.09	$.14	$.23	$.26

Dividends per share	$—	$—	$—	$—

See accompanying Notes to Condensed Consolidated Financial Statements.

UNITED HERITAGE BANKSHARES OF FLORIDA, INC.
Condensed Consolidated Statements of Shareholders’ Equity (Unaudited)
Six Months Ended June 30, 2005 and 2004
($ in thousands)

					Accumulated
					Other
					Compre-
	Common Stock		Additional	Retained	hensive	Total
	Number of	Par	Paid-In	Earnings	Income	Shareholders’
	Shares	Value	Capital	(Deficit)	(Loss)	Equity
Balance at December 31, 2003	3,256,888	$33	$31,970	$(38)	$(289)	$31,676

Comprehensive income:
Net income	—	—	—	866	—	866

Other comprehensive income-change in unrealized loss on securities available for sale, net of tax	—	—	—	—	(347)	(347)

Comprehensive income						519

Balance at June 30, 2004	3,256,888	$33	$31,970	$828	$(636)	$32,195

Balance at December 31, 2004	3,263,406	$33	$32,021	$2,003	$(267)	$33,790

Comprehensive income:
Net income	—	—	—	982	—	982

Other comprehensive loss-change in unrealized loss on securities available for sale, net of tax	—	—	—	—	(397)	(397)

Comprehensive income						585

Net proceeds from the sale of common stock under a private placement offering	1,537,222	15	21,463	—	—	21,478

Proceeds from stock options exercised	6,390	—	50	—	—	50

Balance at June 30, 2005	4,807,018	$48	$53,534	$2,985	$(664)	$55,903

See accompanying Notes to Condensed Consolidated Financial Statements.

UNITED HERITAGE BANKSHARES OF FLORIDA, INC.
Condensed Consolidated Statements of Cash Flows (Unaudited)
(In thousands)

	Six Months Ended
	June 30,
	2005	2004
Cash flows from operating activities:
Net income	$982	$866
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	677	386
Depreciation and amortization of property and equipment	335	288
Deferred income tax (benefit)	(146)	(111)
Net amortization of premiums and discounts on securities	350	362
Amortization of core deposit intangible	34	33
Net change in period-end balances of:
Other assets	(594)	(80)
Other liabilities	(43)	(23)

Net cash provided by operating activities	1,595	1,721

Cash flows from investing activities:
Purchase of securities available for sale	(61,408)	(3,078)
Principal collections, calls and maturities of securities available for sale	11,182	10,559
Purchase of securities held to maturity	(3,534)	—
Net funding of loans	(52,288)	(26,261)
Purchase of premises and equipment	(574)	(427)

Net cash used in investing activities	(106,622)	(19,207)

Cash flows from financing activities:
Net increase in deposits	159,135	45,795
Net decrease in borrowings	(1,669)	(2,742)
Net proceeds from sale of common stock	21,528	—

Net cash provided by financing activities	178,994	43,053

Net increase in cash and cash equivalents	73,967	25,567

Cash and cash equivalents at beginning of period	85,971	60,629

Cash and cash equivalents at end of period	$159,938	$86,196

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$4,743	$2,671

Income taxes	$995	$839

Noncash transaction-
Accumulated other comprehensive income (loss), net change in unrealized loss on securities available for sale, net of tax	$(397)	$(347)

See accompanying Notes to Condensed Consolidated Financial Statements.

UNITED HERITAGE BANKSHARES OF FLORIDA, INC.
Notes to Condensed Consolidated Financial Statements (Unaudited)
1. General and Basis of Presentation. United Heritage Bankshares of Florida, Inc. (the “Holding Company”) owns 100% of the common stock of United Heritage Bank (the “Bank”) (together, the “Company”), a full service, FDIC-insured commercial-banking institution. The Company provides a variety of financial services to individuals and commercial customers through its eleven banking offices located in Orange and Seminole Counties, Florida.
In the opinion of the management of the Company, the accompanying condensed consolidated financial statements contain all adjustments (consisting of normal recurring accruals) necessary to present fairly the financial position at June 30, 2005 and the results of operations for the three and six months ended June 30, 2005 and 2004 and cash flows for the six months ended June 30, 2005 and 2004. The results of operations for the three and six months ended June 30, 2005, are not necessarily indicative of results that may be expected for the year ending December 31, 2005.
The condensed consolidated financial statements include the accounts of the Holding Company and the Bank. All significant intercompany accounts and transactions have been eliminated in consolidation.
2. Loans. The components of loans are summarized as follows (in thousands):

	At	At
	June 30,	December 31,
	2005	2004
Real estate — mortgage	$154,240	$133,257
Construction and land development	81,247	60,675
Commercial, financial and agricultural	55,511	44,720
Installment and consumer lines	6,067	5,998

Total loans	297,065	244,650

Allowance for loan losses	(3,744)	(3,077)
Deferred loan fees, net	(496)	(359)

Loans, net	$292,825	$241,214

(continued)

UNITED HERITAGE BANKSHARES OF FLORIDA, INC.
Notes to Condensed Consolidated Financial Statements (Unaudited), Continued
3. Loan Impairment and Loan Losses. An analysis of the change in the allowance for loan losses follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2005	2004	2005	2004
Beginning balance	$3,253	$2,621	$3,077	$2,526
Provision for loan losses	491	226	677	386
Net loan recoveries (charge-offs)	—	22	(10)	(43)

Balance at June 30	$3,744	$2,869	$3,744	$2,869

The following summarizes impaired loans (in thousands):

	At
	June 30,	December 31,
	2005	2004
Impaired loans with a valuation allowance	$68	$83
Impaired loans without a valuation allowance	—	—
Less: Valuation allowance on impaired loans	(4)	(5)

Total net impaired loans	$64	$78

The average net investment in impaired loans and interest income recognized and received on impaired loans was as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2005	2004	2005	2004
Average net investment in impaired loans	$52	$367	$56	$358

Interest income recognized on impaired loans	$1	$1	$1	$2

Interest income received on impaired loans	$1	$1	$1	$2

Nonaccrual and accruing loans past due 90 days or more follows (in thousands):

	At
	June 30,	December 31,
	2005	2004
Nonaccrual loans	$68	$50
Accruing loans past due 90 days or more	—	44

Total	$68	$94

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

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2005	2004	2005	2004
Weighted-average common shares outstanding	4,804,982	3,256,888	4,157,954	3,256,888
Dilutive shares issuable under stock option plan	83,954	38,580	84,894	38,580

Weighted-average common shares on a diluted basis	4,888,936	3,295,468	4,242,848	3,295,468

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
The following is a summary of stock option transactions during the six-month periods ended June 30, 2005 and 2004:

		Average
	Number of	Exercise
	Options	Price
Outstanding, December 31, 2003	335,992	$10.62
Granted	151,412	12.00

Outstanding, June 30, 2004	487,404	$11.05

Outstanding, December 31, 2004	546,716	$11.41
Granted	225,374	14.00
Exercised	(6,390)	7.82

Outstanding, June 30, 2005	765,700	$12.20

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

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2005	2004	2005	2004
Weighted-average grant-date fair value per option of stock options issued during the period	$4.98	$4.42	$4.97	$4.42

Net income, as reported	$456	$467	$982	$866
Deduct: Total stock-based employee compensation determined under the fair value based method for all awards, net of related tax effect	(281)	(150)	(313)	(300)

Proforma net income	$175	$317	$669	$566

Basic income per share, as reported	$.09	$.15	$.24	$.27

Proforma basic income per share	$.04	$.10	$.16	$.18

Diluted income per share, as reported	$.09	$.14	$.23	$.26

Proforma diluted income per share	$.04	$.09	$.16	$.17

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
The following summarizes the Company’s contractual obligations, including certain on-balance sheet and off-balance sheet obligations, at June 30, 2005 (in thousands):

Contractual Obligations	Amount
Time deposit maturities	$219,284
Borrowings	4,340
Operating leases	8,936
Loan commitments and unused lines of credit	76,552
Standby letters of credit	2,685
Undisbursed construction loans in process	36,513

Total	$348,310

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

UNITED HERITAGE BANKSHARES OF FLORIDA, INC.
Quantitative measures established by regulation to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and percentages of total and Tier 1 capital to risk-weighted assets, and of Tier 1 capital to average assets. If such minimum amounts and percentages are met, the Company and the Bank are considered “adequately capitalized”. If the actual amounts exceed the requirements of “adequately capitalized”, and meet even more stringent minimum standards, they are considered “well capitalized”. Management believes as of June 30, 2005, the Company and the Bank meet all capital adequacy requirements to which they are subject.
The table below shows the total risk-based, Tier 1 risk-based, and Tier 1 leverage ratios of the Company and the Bank at June 30, 2005 and December 31, 2004, and the minimum required amounts and percentages ($ in thousands).

					Minimum
					To Be Well
					Capitalized Under
			Minimum Capital		Prompt Corrective
	Actual		Requirement		Action Provisions
	Amount	%	Amount	%	Amount	%
As of June 30, 2005:
Total capital to Risk- Weighted assets:
Consolidatd	$59,128	15.89%	$29,777	8.00%	$37,222	10.00%
Bank	$58,589	15.68%	$29,897	8.00%	$37,371	10.00%
Tier I Capital to Risk- Weighted Assets:
Consolidated	$55,384	14.88%	$14,889	4.00%	$22,333	6.00%
Bank	$54,845	14.68%	$14,949	4.00%	$22,423	6.00%
Tier I Capital to Average Assets:
Consolidatd	$55,384	10.49%	$21,128	4.00%	$26,410	5.00%
Bank	$54,845	10.38%	$21,126	4.00%	$26,408	5.00%

As of December 31, 2004:
Total capital to Risk- Weighted assets:
Consolidatd	$34,746	12.00%	$23,159	8.00%	$28,949	10.00%
Bank	$34,393	11.83%	$23,258	8.00%	$29,072	10.00%
Tier I Capital to Risk- Weighted Assets:
Consolidatd	$31,669	10.94%	$11,580	4.00%	$17,369	6.00%
Bank	$31,316	10.77%	$11,629	4.00%	$17,443	6.00%
Tier I Capital to Average Assets:
Consolidatd	$31,669	8.12%	$15,592	4.00%	$19,490	5.00%
Bank	$31,316	8.04%	$15,586	4.00%	$19,482	5.00%

UNITED HERITAGE BANKSHARES OF FLORIDA, INC.
The following table shows selected ratios for the periods ended or at the dates indicated:

	Six Months		Six Months
	Ended	Year Ended	Ended
	June 30,	December 31,	June 30,
	2005	2004	2004
Average equity as a percentage of average assets	9.57%	8.81%	9.15%

Total equity to total assets at end of period	9.54%	8.31%	8.75%

Return on average assets (1)	.40%	.56%	.51%

Return on average equity (1)	4.20%	6.38%	5.53%

Noninterest expense to average assets (1)	2.07%	2.02%	2.01%

Nonperforming loans and foreclosed assets to total assets at end of period	.01%	.02%	.10%

(1)	Annualized for the six months ended June 30, 2005 and 2004.

	Six		Six
	Months Ended	Year Ended	Month Ended
	June 30,	December 31,	June 30,
	2005	2004	2004
Loans	6.71%	6.46%	6.50%
Investment securities	3.54%	3.01%	2.83%
Other interest-earning assets	2.66%	1.28%	.91%
All interest-earning assets	5.16%	4.92%	4.80%
Savings, NOW and money-market deposits	2.00%	1.61%	1.52%
Time deposits	3.21%	2.75%	2.72%
All interest-bearing liabilities	2.60%	2.11%	2.06%
Interest-rate spread	2.56%	2.81%	2.74%
Changes in Financial Condition
During 2005, the Company continued its expansion in the Central Florida market place. The Company raised approximately $21.5 million in new capital and hired several key executives to help with this expansion. An additional banking office opened during the second quarter of 2005. This expansion has caused significant growth in the Company’s balance sheet. Total assets increased $179.5 million or 44.2%, from $406.5 million at December 31, 2004 to $586.0 million at June 30, 2005, primarily as a result of a $51.6 million increase in net loans, a $52.8 million increase in securities and an increase in cash and cash equivalents of $74.0 million. Deposits increased $159.1 million from $365.6 million at December 31, 2004 to $524.8 million at June 30, 2005. The $22.1 million net increase in stockholders’ equity during the six months ended June 30, 2005 resulted primarily from net proceeds of $21.5 million from the sale of common stock under a private placement offering and net income of $982,000, partially offset by a decrease in accumulated other comprehensive income (loss) of $397,000.

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

	Three Months Ended June 30,
	2005			2004
		Interest	Average		Interest	Average
	Average	and	Yield/	Average	and	Yield/
	Balance	Dividends	Cost	Balance	Dividends	Cost
	($ in thousands)
Interest-earning assets:
Loans	$273,119	$4,679	6.85%	$213,328	$3,380	6.34%
Securities	115,131	1,041	3.62%	49,325	340	2.76%
Other (1)	108,404	777	2.87%	77,041	178	.92%

Total interest-earning assets	496,654	6,497	5.23%	339,694	3,898	4.59%

Noninterest-earning assets	34,131			20,232

Total assets	$530,785			$359,926

Interest-bearing liabilities:
Savings, NOW and money-market accounts	197,398	1,059	2.15%	150,810	572	1.52%
Time deposits	197,671	1,651	3.34%	122,551	824	2.69%
Other borrowings(2)	4,913	31	2.52%	3,509	5	.57%

Total interest-bearing liabilities	399,982	2,741	2.74%	276,870	1,401	2.02%

Noninterest-bearing deposits	73,149			49,387
Noninterest-bearing liabilities	2,300			2,164
Stockholders’ equity	55,354			31,505

Total liabilities and stockholders’ equity	$530,785			$359,926

Net interest income		$3,756			$2,497

Interest-rate spread (3)			2.49%			2.57%

Net interest margin (4)			3.03%			2.94%

Ratio of interest-earning assets to interest-bearing liabilities	1.24			1.23

(1)	Includes interest-earning demand deposits, federal funds sold and Federal Home Loan Bank stock.

(2)	Includes securities sold under agreements to repurchase and federal funds purchased lines of credit.

(3)	Interest-rate spread represents the difference between the average yield on interest-earning assets and the average cost of interest-bearing liabilities.

(4)	Net interest margin is annualized net interest income divided by average interest-earning assets.

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

	Six Months Ended June 30,
	2005			2004
		Interest	Average		Interest	Average
	Average	and	Yield/	Average	and	Yield/
	Balance	Dividends	Cost	Balance	Dividends	Cost
	($ in thousands)
Interest-earning assets:
Loans	$260,284	$8,738	6.71%	$207,456	$6,703	6.50%
Securities	100,641	1,781	3.54%	52,022	732	2.83%
Other (1)	96,672	1,285	2.66%	63,731	287	.91%

Total interest-earning assets	457,597	11,804	5.16%	323,209	7,722	4.80%

Noninterest-earning assets	31,294			20,954

Total assets	$488,891			$344,163

Interest-bearing liabilities:
Savings, NOW and money-market accounts	186,556	1,870	2.00%	138,997	1,049	1.52%
Time deposits	181,419	2,914	3.21%	122,878	1,663	2.72%
Other borrowings (2)	3,626	43	2.37%	3,189	8	.50%

Total interest-bearing liabilities	371,601	4,827	2.60%	265,064	2,720	2.06%

Noninterest-bearing deposits	69,208			45,594
Noninterest-bearing liabilities	1,274			2,024
Stockholders’ equity	46,809			31,481

Total liabilities and stockholders’ equity	$488,891			$344,163

Net interest income		$6,977			$5,002

Interest-rate spread (3)			2.56%			2.74%

Net interest margin (4)			3.05%			3.11%

Ratio of interest-earning assets to interest-bearing liabilities	1.23			1.22

(1)	Includes interest-earning demand deposits, federal funds sold and Federal Home Loan Bank stock.

(2)	Includes securities sold under agreements to repurchase and federal funds purchased lines of credit.

(3)	Interest-rate spread represents the difference between the average yield on interest-earning assets and the average cost of interest-bearing liabilities.

(4)	Net interest margin is annualized net interest income divided by average interest-earning assets.

UNITED HERITAGE BANKSHARES OF FLORIDA, INC.
Comparison of the Three-Month Periods Ended June 30, 2005 and 2004
General Operating Results. Net income for the three-month period ended June 30, 2005 was $456,000, or $.09 per basic and diluted share, compared to $467,000, or $.15 per basic and $.14 per diluted share, for the comparable period in 2004. The slight decrease in net income resulted primarily from increases in noninterest expense and the provision for loan losses, mostly offset by an increase in net interest income. These increases have resulted from the Company’s continued expansion in Central Florida discussed earlier. The costs of new branches and related staffing and equipment have caused net earnings to decline slightly. While earnings remain relatively constant, earnings per share was impacted by additional capital raised as mentioned on page 12.
Interest Income. Interest income increased $2.6 million or 66.7% to $6.5 million for the three-month period ended June 30, 2005, compared to the three-month period ended June 30, 2004. The increase was due to an increase in the average balance of interest-earning assets from $339.7 million for the three months ended June 30, 2004 to $496.7 million for the three months ended June 30, 2005 and an increase in the weighted-average yield from 4.59% during the 2004 period to 5.23% during the 2005 period.
Interest Expense. Interest expense increased $1.3 million or 95.6%, from $1.4 million for the three-month period ended June 30, 2004 to $2.7 million for the three-month period ended June 30, 2005. The increase was primarily due to an increase in the average cost of interest-bearing liabilities from 2.02% for the three months ended June 30, 2004 to 2.74% for the comparable 2005 period and an increase of $123.1 million or 44.5% in average interest-bearing liabilities outstanding. Average interest-bearing deposits increased from $273.4 million outstanding during the three months ended June 30, 2004 to $395.1 million outstanding during the comparable period for 2005. Average borrowings increased from $3.5 million during the three months ended June 30, 2004 to $4.9 million for the comparable 2005 period.
Provision for Loan Losses. The provision for loan losses is charged to income to increase the total loan loss allowance to a level deemed appropriate by management. The provision is based upon the volume and type of lending conducted by the Company, the Company’s charge-off experience, industry standards, the amount of nonperforming loans, general economic conditions, particularly as they relate to the Company’s market area, and other factors related to the collectibility of the Company’s loan portfolio. The Company recorded provisions for loan losses for the three-month periods ended June 30, 2005 and 2004 of $491,000 and $226,000, respectively. Management believes that the allowance for loan losses, which was $3.7 million or 1.26% of gross loans at June 30, 2005 is adequate.
Noninterest Income. Noninterest income increased $83,000 or 68.0% from $122,000 during the 2004 period to $205,000 during the 2005 period. The increase was primarily due to a $40,000 increase in service charges and fees on deposit accounts and residential mortgage fees.
Noninterest Expense. Noninterest expense increased by $1.1 million or 65.9% from $1.6 million for the three-month period ended June 30, 2004 to $2.7 million for the three-month period ended June 30, 2005. The increase was primarily due to increases of $609,000 in salaries and employee benefits and $254,000 in occupancy and equipment expense all related to the overall growth of the Company.
Income Taxes. Income taxes were $278,000 for the three-month period ended June 30, 2005 (an effective tax rate of 37.9%) and $277,000 (an effective tax rate of 37.2%) for the corresponding period in 2004. The effective rate includes the state income tax rate of 5.5%.

UNITED HERITAGE BANKSHARES OF FLORIDA, INC.
Comparison of the Six-Month Periods Ended June 30, 2005 and 2004
General Operating Results. Net income for the six-month period ended June 30, 2005 was $982,000, or $.24 per basic and $.23 per diluted share, compared to $866,000, or $.27 per basic and $.26 per diluted share, for the comparable period in 2004. The increase in net income resulted primarily from an increase in net interest income, partially offset by an increase in noninterest expense.
Interest Income. Interest income increased $4.1 million or 52.9% to $11.8 million for the six-month period ended June 30, 2005, when compared to the six-month period ended June 30, 2004. The increase was due to an increase in the average balance of interest-earning assets from $323.2 million for the six months ended June 30, 2004 to $457.6 million for the six months ended June 30, 2005 and an increase in the weighted-average yield from 4.80% during the 2004 period to 5.16% during the 2005 period.
Interest Expense. Interest expense increased $2.1 million or 77.5%, from $2.7 million for the six-month period ended June 30, 2004 to $4.8 million for the six-month period ended June 30, 2005. The increase was primarily due to an increase in the average cost of interest-bearing liabilities from 2.06% for the six months ended June 30, 2004 to 2.60% for the comparable 2005 period and an increase of $106.5 million or 40.2% in average interest-bearing liabilities outstanding. Average interest-bearing deposits increased from $261.9 million outstanding during the six months ended June 30, 2004 to $368.0 million outstanding during the comparable period for 2005. Average borrowings increased from $3.2 million during the six months ended June 30, 2004 to $3.6 million for the comparable 2005 period.
Provision for Loan Losses. The provision for loan losses is charged to income to increase the total loan loss allowance to a level deemed appropriate by management. The provision is based upon the volume and type of lending conducted by the Company, the Company’s charge-off experience, industry standards, the amount of nonperforming loans, general economic conditions, particularly as they relate to the Company’s market area, and other factors related to the collectibility of the Company’s loan portfolio. The Company recorded provisions for loan losses for the six-month periods ended June 30, 2005 and 2004 of $677,000 and $386,000, respectively. Net loans charged off for the six-month periods ended June 30, 2005 and 2004 were $9,000 and $43,000, respectively. Management believes that the allowance for loan losses, which was $3.7 million or 1.26% of gross loans at June 30, 2005 is adequate.
Noninterest Income. Noninterest income increased $113,000 or 45.4% from $249,000 during the 2004 period to $362,000 during the 2005 period. The increase was primarily due to a $63,000 increase in service charges and fees on deposit accounts and residential mortgage fees.
Noninterest Expense. Noninterest expense increased by $1.6 million or 46.9% from $3.5 million for the six-month period ended June 30, 2004 to $5.1 million for the six-month period ended June 30, 2005. The increase was primarily due to increases of $1.0 million in salaries and employee benefits and $364,000 in occupancy and equipment expense all related to the overall growth of the Company.
Income Taxes. Income taxes were $610,000 for the six-month period ended June 30, 2005 (an effective tax rate of 38.3%) and $547,000 (an effective tax rate of 38.7%) for the corresponding period in 2004. The effective rate includes the state income tax rate of 5.5%.

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
Management actively monitors and manages its interest rate risk exposure. The primary objective in managing interest-rate risk is to limit, within established guidelines, the adverse impact of changes in interest rates on the Company’s net interest income and capital, while adjusting the Company’s asset-liability structure to obtain the maximum yield-cost spread on that structure. Management relies primarily on its asset-liability structure to control interest rate risk. However, a sudden and substantial increase in interest rates could adversely impact the Company’s earnings, to the extent that the interest rates borne by assets and liabilities do not change at the same speed, to the same extent, or on the same basis. There has been no significant change in the Company’s market risk exposure since December 31, 2004 and March 31, 2005.
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

UNITED HERITAGE BANKSHARES OF FLORIDA, INC.
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
Item 3. Defaults upon Senior Securities
     Not applicable
Item 4. Submission of Matters to a Vote of Security Holders
     Not applicable
Item 5. Other Information
     Not applicable

UNITED HERITAGE BANKSHARES OF FLORIDA, INC.
Item 6. Exhibits
     (a) The following exhibits are filed as part of this report.

3.1	—	Articles of Incorporation of United Community Bankshares of Florida, Inc. **

3.2	—	Bylaws of United Community Bankshares of Florida, Inc. ****

4.1	—	Specimen Stock Certificate of United Community Bankshares of Florida, Inc. **

10.1	—	Employment Agreement, dated as of March 15, 2004, between United Heritage Bank and David G. Powers ***

10.2	—	United Community Bankshares of Florida, Inc. Directors’ Stock Option Plan *

10.3	—	United Community Bankshares of Florida, Inc.’s Officers’ and Employees’ Stock Option Plan *

10.4	—	Employment Agreement, dated as of March 15, 2004, between United Heritage Bank and Shirley L. Tyler ***

10.5	—	Amendment to United Community Bankshares of Florida, Inc. Directors’ Stock Option Plan *****

10.6	—	Amendment to United Community Bankshares of Florida, Inc. Officers’ and Employees’ Stock Option Plan *****

14.1	—	Code of Ethics *

31.1	—	Certification of Chief Executive Officer required by Rule 13a-14(a)/15d-14(a) under the Exchange Act

31.2	—	Certification of Chief Financial Officer required by Rule 13a-14(a)/15d-14(a) under the Exchange Act

32.1	—	Certification of Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	—	Certification of Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Incorporated by reference to the corresponding exhibit number in the Company’s Form 10-KSB filed for the year ended December 31, 2003.

**	Incorporated by reference to the corresponding exhibit number in the Company’s Form 10-QSB filed for the quarter ended March 31, 2003.

***	Incorporated by reference to the corresponding exhibit number in the Company’s Form 10-QSB filed for the quarter ended March 31, 2004.

****	Incorporated by reference to the corresponding exhibit number in the Company’s Form 10-QSB filed for the quarter ended June 30, 2004.

*****	Incorporated by reference to the corresponding exhibit number in the Company’s Form 10-Q filed for the quarter ended March 31, 2005.

UNITED HERITAGE BANKSHARES OF FLORIDA, INC.
SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.
Date: August 5, 2005

United Heritage Bankshares of Florida, Inc.

By:	/s/ David G. Powers

Name:	David G. Powers, President and
Chief Executive Officer

By:	/s/ Shirley L. Tyler

Name:	Shirley L. Tyler, Executive Vice
President and Treasurer