Form 10-Q
period 2005-09-30
UNITED HERITAGE BANKSHARES OF FLORIDA INC
filed 2005-11-14
CIK 1230299

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2005

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______________ to _______________
Commission file number ___________
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
     Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act): Yes ☐ No ☑
     Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
     Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Common stock, par value $.01 per share	4,871,908 shares outstanding at November 10, 2005

CONFORMED COPY

UNITED HERITAGE BANKSHARES OF FLORIDA, INC.

UNITED HERITAGE BANKSHARES OF FLORIDA, INC.
Part I. FINANCIAL INFORMATION
Item 1. Financial Statements
Condensed Consolidated Balance Sheets (Unaudited)
($ in thousands, except per share amounts)

	At	At
	September 30,	December 31,
	2005	2004
Assets
Cash and due from banks	$20,810	$12,283
Interest-earning demand deposits in other banks	—	9,857
Federal funds sold	102,098	63,831

Total cash and cash equivalents	122,908	85,971

Securities available for sale	156,147	68,640
Securities held to maturity	10,711	—
Loans, net of allowance for loan losses of $4,202 and $3,077	329,752	241,214
Property and equipment, net	7,458	6,863
Net deferred tax asset	2,292	1,180
Goodwill	950	950
Core deposit intangible, net	217	267
Other assets	2,456	1,382

Total assets	$632,891	$406,467

Liabilities and Shareholders’ Equity

Liabilities:
Deposits:
Noninterest-bearing demand deposits	$95,162	$52,472
Savings, NOW and money-market deposits	228,327	166,751
Time deposits	246,336	146,419

Total deposits	569,825	365,642

Borrowings	4,409	6,009
Other liabilities	1,610	1,026

Total liabilities	575,844	372,677

Shareholders’ Equity:
Common stock, $.01 par value, 20 million shares authorized, 4,871,908 and 3,263,406 shares issued and outstanding	49	33
Additional paid-in capital	54,361	32,021
Retained earnings	3,883	2,003
Accumulated other comprehensive loss	(1,246)	(267)

Total shareholders’ equity	57,047	33,790

Total liabilities and shareholders’ equity	$632,891	$406,467

See accompanying Notes to Condensed Consolidated Financial Statements.

UNITED HERITAGE BANKSHARES OF FLORIDA, INC.
Condensed Consolidated Statements of Income (Unaudited)
($ in thousands, except per share amounts)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2005	2004	2005	2004
Interest income:
Loans	$5,740	$3,640	$14,478	$10,343
Securities	1,215	429	2,996	1,161
Other	1,112	195	2,397	482

Total interest income	8,067	4,264	19,871	11,986

Interest expense:
Deposits	3,399	1,510	8,183	4,222
Borrowings	44	8	87	16

Total interest expense	3,443	1,518	8,270	4,238

Net interest income	4,624	2,746	11,601	7,748

Provision for loan losses	485	106	1,162	492

Net interest income after provision for loan losses	4,139	2,640	10,439	7,256

Noninterest income:
Service charges and fees on deposit accounts	152	104	408	297
Other	66	35	172	91

Total noninterest income	218	139	580	388

Noninterest expense:
Salaries and employee benefits	1,523	952	4,182	2,583
Occupancy and equipment	578	332	1,580	970
Other	833	545	2,242	1,728

Total noninterest expense	2,934	1,829	8,004	5,281

Income before income taxes	1,423	950	3,015	2,363

Income taxes	525	366	1,135	913

Net income	$898	$584	$1,880	$1,450

Earnings per share:
Basic	$.19	$.18	$.43	$.45

Diluted	$.18	$.18	$.42	$.44

Dividends per share	$—	$—	$—	$—

See accompanying Notes to Condensed Consolidated Financial Statements.

UNITED HERITAGE BANKSHARES OF FLORIDA, INC.
Condensed Consolidated Statements of Shareholders’ Equity (Unaudited)
Nine Months Ended September 30, 2005 and 2004
($ in thousands)

					Accumulated
					Other
	Common Stock		Additional	Retained	Comprehensive	Total
	Number of	Par	Paid-In	Earnings	Income	Shareholders'
	Shares	Value	Capital	(Deficit)	(Loss)	Equity
Balance at December 31, 2003	3,256,888	$33	$31,970	$(38)	$(289)	$31,676

Comprehensive income:
Net income	—	—	—	1,450	—	1,450

Other comprehensive income-change in unrealized loss on securities available for sale, net of tax	—	—	—	—	121	121

Comprehensive income						1,571

Proceeds from stock options exercised	6,518	—	51	—	—	51

Balance at September 30, 2004	3,263,406	$33	$32,021	$1,412	$(168)	$33,298

Balance at December 31, 2004	3,263,406	$33	$32,021	$2,003	$(267)	$33,790

Comprehensive income:
Net income	—	—	—	1,880	—	1,880

Other comprehensive loss-change in unrealized loss on securities available for sale, net of tax	—	—	—	—	(979)	(979)

Comprehensive income						901

Net proceeds from the sale of common stock under a private placement offering	1,537,222	15	21,463	—	—	21,478

Proceeds from stock options exercised	71,280	1	828	—	—	829

Tax benefit from stock options exercised	—	—	49	—	—	49

Balance at September 30, 2005	4,871,908	$49	$54,361	$3,883	$(1,246)	$57,047

See accompanying Notes to Condensed Consolidated Financial Statements.

UNITED HERITAGE BANKSHARES OF FLORIDA, INC.
Condensed Consolidated Statements of Cash Flows (Unaudited)
(In thousands)

	Nine Months Ended
	September 30,
	2005	2004
Cash flows from operating activities:
Net income	$1,880	$1,450
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	1,162	492
Depreciation and amortization of property and equipment	503	348
Deferred income tax (benefit)	(521)	(196)
Net amortization of premiums and discounts on securities	596	492
Amortization of core deposit intangible	50	50
Tax benefit from stock options exercised	49	—
Net change in period-end balances of:
Other assets	(1,074)	(104)
Other liabilities	584	150

Net cash provided by operating activities	3,229	2,682

Cash flows from investing activities:
Purchase of securities available for sale	(106,905)	(15,994)
Principal collections, calls and maturities of securities available for sale	17,232	14,729
Purchase of securities held to maturity	(10,711)	—
Net funding of loans	(89,700)	(34,087)
Purchase of premises and equipment	(1,098)	(1,210)

Net cash used in investing activities	(191,182)	(36,562)

Cash flows from financing activities:
Net increase in deposits	204,183	46,552
Net decrease in borrowings	(1,600)	(3,460)
Net proceeds from sale of common stock	22,307	51

Net cash provided by financing activities	224,890	43,143

Net increase in cash and cash equivalents	36,937	9,263

Cash and cash equivalents at beginning of period	85,971	60,629

Cash and cash equivalents at end of period	$122,908	$69,892

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$8,137	$4,258

Income taxes	$1,485	$1,214

Noncash transaction-
Accumulated other comprehensive income (loss), net change in unrealized loss on securities available for sale, net of tax	$(979)	$121

See accompanying Notes to Condensed Consolidated Financial Statements.

UNITED HERITAGE BANKSHARES OF FLORIDA, INC.
Notes to Condensed Consolidated Financial Statements (Unaudited)

1.	General and Basis of Presentation. United Heritage Bankshares of Florida, Inc. (the “Holding Company”) owns 100% of the common stock of United Heritage Bank (the “Bank”) (together, the “Company”), a full service, FDIC-insured commercial-banking institution. The Company provides a variety of financial services to individuals and commercial customers through its eleven banking offices located in Orange and Seminole Counties, Florida.

In the opinion of the management of the Company, the accompanying condensed consolidated financial statements contain all adjustments (consisting of normal recurring accruals) necessary to present fairly the financial position at September 30, 2005 and the results of operations for the three and nine months ended September 30, 2005 and 2004 and cash flows for the nine months ended September 30, 2005 and 2004. The results of operations for the three and nine months ended September 30, 2005, are not necessarily indicative of results that may be expected for the year ending December 31, 2005.

The condensed consolidated financial statements include the accounts of the Holding Company and the Bank. All significant intercompany accounts and transactions have been eliminated in consolidation.

2.	Loans. The components of loans are summarized as follows (in thousands):

	At	At
	September 30,	December 31,
	2005	2004
Real estate — mortgage	$165,583	$133,257
Construction and land development	101,341	60,675
Commercial, financial and agricultural	61,409	44,720
Installment and consumer lines	6,133	5,998

Total loans	334,494	244,650

Allowance for loan losses	(4,202)	(3,077)
Deferred loan fees, net	(540)	(359)

Loans, net	$329,752	$241,214

(continued)

UNITED HERITAGE BANKSHARES OF FLORIDA, INC.
Notes to Condensed Consolidated Financial Statements (Unaudited), Continued

3.	Loan Impairment and Loan Losses. An analysis of the change in the allowance for loan losses follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2005	2004	2005	2004
Beginning balance	$3,744	$2,869	$3,077	$2,526
Provision for loan losses	485	106	1,162	492
Net loan charge-offs	(27)	(23)	(37)	(66)

Balance at September 30	$4,202	$2,952	$4,202	$2,952

The following summarizes impaired loans (in thousands):

	At
	September 30,	December 31,
	2005	2004
Impaired loans with a valuation allowance	$44	$83
Impaired loans without a valuation allowance	—	—
Less: Valuation allowance on impaired loans	(4)	(5)

Total net impaired loans	$40	$78

The average net investment in impaired loans and interest income recognized and received on impaired loans was as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30		September 30,
	2005	2004	2005	2004
Average net investment in impaired loans	$52	$362	$55	$359

Interest income recognized on impaired loans	$—	$—	$1	$2

Interest income received on impaired loans	$—	$—	$1	$2

Nonaccrual and accruing loans past due 90 days or more follows (in thousands):

	At
	September 30,	December 31,
	2005	2004
Nonaccrual loans	$44	$50
Accruing loans past due 90 days or more	—	44

Total	$44	$94

(continued)

UNITED HERITAGE BANKSHARES OF FLORIDA, INC.
Notes to Condensed Consolidated Financial Statements (Unaudited), Continued

4.	Computation of Earnings Per Share. Basic earnings per share is computed by dividing net income by the weighted average number of common shares outstanding during the period. Diluted earnings per share is computed by adding the dilutive effect of any unexercised stock options, using the treasury stock method to determine dilution.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2005	2004	2005	2004
Weighted-average common shares outstanding	4,850,115	3,257,526	4,391,209	3,257,102
Dilutive shares issuable under stock option plan	79,239	36,312	82,988	36,312

Weighted-average common shares on a diluted basis	4,929,354	3,293,838	4,474,197	3,293,414

5.	Private Placement Offering. On March 2, 2005, the Company sold 1,537,222 shares of its common stock in a private placement transaction at $14.00 per share. The Company raised $21.5 million after deducting related offering costs.

6.	Stock Option Plans. The Company has two stock option plans permitting the granting of stock options for up to 915,956 shares (after amendment in 2005) of the Company’s common stock to selected officers, employees and directors of the Company.

The following is a summary of stock option transactions during the nine-month periods ended September 30, 2005 and 2004:

		Average
	Number of	Exercise
	Options	Price
Outstanding, December 31, 2003	335,992	$10.62
Granted	156,412	12.00
Exercised	(6,518)	7.82

Outstanding, September 30, 2004	485,886	$11.10

Outstanding, December 31, 2004	546,716	$11.41
Granted	225,374	14.00
Exercised	(71,280)	11.63

Outstanding, September 30, 2005	700,810	$12.22

(continued)

UNITED HERITAGE BANKSHARES OF FLORIDA, INC.
Notes to Condensed Consolidated Financial Statements (Unaudited), Continued

6.	Stock Option Plans, Continued. Statement of Financial Accounting Standards (SFAS) No. 123, Accounting for Stock-Based Compensation, as amended by SFAS No. 148, Accounting for Stock-Based Compensation Transition and Disclosure (collectively, “SFAS 123”) encourages all entities to adopt a fair value based method of accounting for employee stock compensation plans, whereby compensation cost is measured at the grant date based on the value of the award and is recognized over the service period, which is usually the vesting period. However, it also allows an entity to continue to measure compensation cost for those plans using the intrinsic value based method of accounting prescribed by Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (APB No. 25), whereby compensation cost is the excess, if any, of the quoted market price of the stock at the grant date (or other measurement date) over the amount an employee must pay to acquire the stock. The Company accounts for its stock option plans under the recognition and measurement principles of APB No. 25. No stock-based employee compensation cost is reflected in net income as all options granted under those plans had an exercise price equal to the market value of the underlying common stock on the date of grant. The following table illustrates the effect on net income and income per share if the Company had applied the fair value recognition provisions of SFAS 123 to stock-based employee compensation ($ in thousands, except per share data).

	Three Months Ended			Nine Months Ended
	September 30,			September 30,
	2005		2004	2005	2004
Weighted-average grant-date fair value per option of stock options issued during the period	$	N/A	$3.99	$4.97	$4.41

Net income, as reported		$898	$584	$1,880	$1,450
Deduct: Total stock-based employee compensation determined under the fair value based method for all awards, net of related tax effect		(31)	(150)	(344)	(450)

Proforma net income		$867	$434	$1,536	$1,000

Basic income per share, as reported		$.19	$.18	$.43	$.45

Proforma basic income per share		$.18	$.13	$.35	$.31

Diluted income per share, as reported		$.18	$.18	$.42	$.44

Proforma diluted income per share		$.18	$.13	$.34	$.30

In December 2004, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 123-R (revised 2004), “Share-Based Payment.” This Statement requires a public entity to measure the cost of employee services received in exchange for an award of equity instruments, which includes stock options and warrants, based on the grant-date fair value of the award. That cost will be recognized over the period during which an employee is required to provide service in exchange for the award. Public entities will adopt this Statement using a modified version of prospective application. Under this application, this Statement will apply to new awards and to awards modified, repurchased, or cancelled after the required effective date and to awards not yet vested that exist as of the effective date. This Statement is effective as of the beginning of the first interim or annual reporting period that begins after December 15, 2005. Management has not yet determined what effect this Statement will have on the Company’s future consolidated financial statements.

7.	Reclassifications. Certain amounts in the 2004 condensed consolidated financial statements have been reclassified to conform to the 2005 presentation.

UNITED HERITAGE BANKSHARES OF FLORIDA, INC.
Item 2.   Management’s Discussion and Analysis
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

The following summarizes the Company’s contractual obligations, including certain on-balance sheet and off-balance sheet obligations, at September 30, 2005 (in thousands):

Contractual Obligations	Amount
Time deposit maturities	$246,336
Borrowings	4,409
Operating leases	9,335
Loan commitments and unused lines of credit	63,856
Standby letters of credit	4,173
Undisbursed construction loans in process	47,016

Total	$375,125

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

UNITED HERITAGE BANKSHARES OF FLORIDA, INC.

Quantitative measures established by regulation to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and percentages of total and Tier 1 capital to risk-weighted assets, and of Tier 1 capital to average assets. If such minimum amounts and percentages are met, the Company and the Bank are considered “adequately capitalized”. If the actual amounts exceed the requirements of “adequately capitalized”, and meet even more stringent minimum standards, they are considered “well capitalized”. Management believes as of September 30, 2005, the Company and the Bank meet all capital adequacy requirements to which they are subject.

The table below shows the total risk-based, Tier 1 risk-based, and Tier 1 leverage ratios of the Company and the Bank at September 30, 2005 and December 31, 2004, and the minimum required amounts and percentages ($ in thousands).

					Minimum
					To Be Well
					Capitalized Under
			Minimum Capital		Prompt Corrective
	Actual		Requirement		Action Provisions
	Amount	%	Amount	%	Amount	%
As of September 30, 2005:
Total capital to Risk- Weighted assets:
Consolidated	$61,328	15.01%	$32,690	8.00%	$40,863	10.00%
Bank	$59,986	14.60%	$32,866	8.00%	$41,083	10.00%
Tier I Capital to Risk- Weighted Assets:
Consolidated	$57,126	13.98%	$16,345	4.00%	$24,518	6.00%
Bank	$55,784	13.58%	$16,433	4.00%	$24,650	6.00%
Tier I Capital to Average Assets:
Consolidated	$57,126	9.37%	$24,395	4.00%	$30,494	5.00%
Bank	$55,784	9.15%	$24,394	4.00%	$30,493	5.00%

As of December 31, 2004:
Total capital to Risk- Weighted assets:
Consolidated	$34,746	12.00%	$23,159	8.00%	$28,949	10.00%
Bank	$34,393	11.83%	$23,258	8.00%	$29,072	10.00%
Tier I Capital to Risk- Weighted Assets:
Consolidated	$31,669	10.94%	$11,580	4.00%	$17,369	6.00%
Bank	$31,316	10.77%	$11,629	4.00%	$17,443	6.00%
Tier I Capital to Average Assets:
Consolidated	$31,669	8.12%	$15,592	4.00%	$19,490	5.00%
Bank	$31,316	8.04%	$15,586	4.00%	$19,482	5.00%

UNITED HERITAGE BANKSHARES OF FLORIDA, INC.

The following table shows selected ratios for the periods ended or at the dates indicated:

	Nine Months		Nine Months
	Ended	Year Ended	Ended
	September 30,	December 31,	September 30,
	2005	2004	2004
Average equity as a percentage of average assets	9.40%	8.81%	8.95%
Total equity to total assets at end of period	9.01%	8.31%	9.02%
Return on average assets (1)	.47%	.56%	.55%
Return on average equity (1)	5.04%	6.38%	6.12%
Noninterest expense to average assets (1)	2.02%	2.02%	1.99%
Nonperforming loans and foreclosed assets to total assets at end of period	.01%	.02%	.10%

(1)	Annualized for the nine months ended September 30, 2005 and 2004.
The following table shows selected yields and rates during the periods indicated:

	Nine		Nine
	Months Ended	Year Ended	Months Ended
	September 30,	December 31,	September 30,
	2005	2004	2004
Loans	6.91%	6.46%	6.43%
Investment securities	3.61%	3.01%	2.93%
Other interest-earning assets	2.97%	1.28%	1.05%
All interest-earning assets	5.33%	4.92%	4.87%
Savings, NOW and money-market deposits	2.13%	1.61%	1.57%
Time deposits	3.35%	2.75%	2.72%
All interest-bearing liabilities	2.74%	2.11%	2.08%
Interest-rate spread	2.59%	2.81%	2.79%
Changes in Financial Condition
During 2005, the Company continued its expansion in the Central Florida market place. The Company raised approximately $21.5 million in new capital and hired several key executives to help with this expansion. An additional banking office opened during the second quarter of 2005. This expansion has resulted in significant growth in the Company’s balance sheet. Total assets increased $226.4 million or 55.7%, from $406.5 million at December 31, 2004 to $632.9 million at September 30, 2005, primarily as a result of a $88.5 million increase in net loans, a $98.2 million increase in securities and an increase in cash and cash equivalents of $36.9 million. Deposits increased $204.2 million from $365.6 million at December 31, 2004 to $569.8 million at September 30, 2005. The $23.3 million net increase in stockholders’ equity during the nine months ended September 30, 2005 resulted primarily from net proceeds of $21.5 million from the sale of common stock under a private placement offering, $829,000 from stock options exercised, and net income of $1.9 million, partially offset by a decrease in accumulated other comprehensive loss of $979,000.

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

	Three Months Ended September 30,
	2005			2004
		Interest	Average		Interest	Average
	Average	and	Yield/	Average	and	Yield/
	Balance	Dividends	Cost	Balance	Dividends	Cost
	($ in thousands)
Interest-earning assets:
Loans	$317,113	$5,740	7.24%	$229,422	$3,640	6.35%
Securities	130,528	1,215	3.72%	54,602	429	3.14%
Other (1)	128,964	1,112	3.45%	56,807	195	1.37%

Total interest-earning assets	576,605	8,067	5.60%	340,831	4,264	5.00%

Noninterest-earning assets	34,435			32,039

Total assets	$611,040			$372,870

Interest-bearing liabilities:
Savings, NOW and money-market accounts	224,364	1,306	2.33%	161,848	677	1.67%
Time deposits	234,501	2,093	3.57%	122,353	833	2.72%
Other borrowings (2)	5,991	44	2.94%	3,252	8	.98%

Total interest-bearing liabilities	464,856	3,443	2.96%	287,453	1,518	2.11%

Noninterest-bearing deposits	87,298			51,480
Noninterest-bearing liabilities	3,187			1,883
Stockholders’ equity	55,699			32,054

Total liabilities and stockholders’ equity	$611,040			$372,870

Net interest income		$4,624			$2,746

Interest-rate spread (3)			2.64%			2.89%

Net interest margin (4)			3.21%			3.22%

Ratio of interest-earning assets to interest-bearing liabilities	1.24			1.19

(1)	Includes interest-earning demand deposits, federal funds sold and Federal Home Loan Bank stock.

(2)	Includes securities sold under agreements to repurchase and federal funds purchased lines of credit.

(3)	Interest-rate spread represents the difference between the average yield on interest-earning assets and the average cost of interest-bearing liabilities.

(4)	Net interest margin is annualized net interest income divided by average interest-earning assets.

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

	Nine Months Ended September 30,
	2005			2004
		Interest	Average		Interest	Average
	Average	and	Yield/	Average	and	Yield/
	Balance	Dividends	Cost	Balance	Dividends	Cost
	($ in thousands)
Interest-earning assets:
Loans	$279,227	$14,478	6.91%	$214,778	$10,343	6.43%
Securities	110,603	2,996	3.61%	52,882	1,161	2.93%
Other (1)	107,436	2,397	2.97%	61,423	482	1.05%

Total interest-earning assets	497,266	19,871	5.33%	329,083	11,986	4.87%

Noninterest-earning assets	32,341			24,649

Total assets	$529,607			$353,732

Interest-bearing liabilities:
Savings, NOW and money-market accounts	199,159	3,176	2.13%	146,614	1,726	1.57%
Time deposits	199,113	5,007	3.35%	122,703	2,496	2.72%
Other borrowings (2)	4,414	87	2.63%	3,210	16	.67%

Total interest-bearing liabilities	402,686	8,270	2.74%	272,527	4,238	2.08%

Noninterest-bearing deposits	75,238			47,556
Noninterest-bearing liabilities	1,911			1,977
Stockholders’ equity	49,772			31,672

Total liabilities and stockholders’ equity	$529,607			$353,732

Net interest income		$11,601			$7,748

Interest-rate spread (3)			2.59%			2.79%

Net interest margin (4)			3.11%			3.14%

Ratio of interest-earning assets to interest-bearing liabilities	1.23			1.21

(1)	Includes interest-earning demand deposits, federal funds sold and Federal Home Loan Bank stock.

(2)	Includes securities sold under agreements to repurchase and federal funds purchased lines of credit.

(3)	Interest-rate spread represents the difference between the average yield on interest-earning assets and the average cost of interest-bearing liabilities.

(4)	Net interest margin is annualized net interest income divided by average interest-earning assets.

UNITED HERITAGE BANKSHARES OF FLORIDA, INC.
Comparison of the Three-Month Periods Ended September 30, 2005 and 2004

General Operating Results. Net income for the three-month period ended September 30, 2005 was $898,000, or $.19 per basic share and $.18 per diluted share, compared to $584,000, or $.18 per basic and diluted share, for the comparable period in 2004. The increase in net income resulted primarily from an increase in net interest income, partially offset by increases in noninterest expense and the provision for loan losses. These increases have resulted from the Company’s continued expansion in Central Florida discussed earlier. While earnings increased, earnings per share was impacted by additional capital raised as mentioned on page 12.
Interest Income. Interest income increased $3.8 million or 89.2% to $8.1 million for the three-month period ended September 30, 2005, compared to the three-month period ended September 30, 2004. The increase was due to an increase in the average balance of interest-earning assets from $340.8 million for the three months ended September 30, 2004 to $576.6 million for the three months ended September 30, 2005 and an increase in the weighted-average yield from 5.00% during the 2004 period to 5.60% during the 2005 period.
Interest Expense. Interest expense increased $1.9 million or 126.8%, from $1.5 million for the three-month period ended September 30, 2004 to $3.4 million for the three-month period ended September 30, 2005. The increase was primarily due to an increase in the average cost of interest-bearing liabilities from 2.11% for the three months ended September 30, 2004 to 2.96% for the comparable 2005 period and an increase of $177.4 million or 61.7% in average interest-bearing liabilities outstanding. Average interest-bearing deposits increased from $284.2 million outstanding during the three months ended September 30, 2004 to $458.9 million outstanding during the comparable period for 2005. Average borrowings increased from $3.3 million during the three months ended September 30, 2004 to $6.0 million for the comparable 2005 period.
Provision for Loan Losses. The provision for loan losses is charged to income to increase the total loan loss allowance to a level deemed appropriate by management. The provision is based upon the volume and type of lending conducted by the Company, the Company’s charge-off experience, industry standards, the amount of nonperforming loans, general economic conditions, particularly as they relate to the Company’s market area, and other factors related to the collectibility of the Company’s loan portfolio. The Company recorded provisions for loan losses for the three-month periods ended September 30, 2005 and 2004 of $485,000 and $106,000, respectively. The increase is primarily due to the increase in the loan portfolio balance. Management believes that the allowance for loan losses, which was $4.2 million or 1.26% of gross loans at September 30, 2005 is adequate.
Noninterest Income. Noninterest income increased $79,000 or 56.8% from $139,000 during the 2004 period to $218,000 during the 2005 period. The increase was primarily due to a $48,000 increase in service charges, fees on deposit accounts and fees collected on residential mortgage referrals.
Noninterest Expense. Noninterest expense increased by $1.1 million or 60.4% from $1.8 million for the three-month period ended September 30, 2004 to $2.9 million for the three-month period ended September 30, 2005. The increase was primarily due to increases of $571,000 in salaries and employee benefits and $246,000 in occupancy and equipment expense all related to the overall growth of the Company.
Income Taxes. Income taxes were $525,000 for the three-month period ended September 30, 2005 (an effective tax rate of 36.9%) and $366,000 (an effective tax rate of 38.5%) for the corresponding period in 2004. The effective rate considers tax exempt securities income in the 2005 period, and state income tax of 5.5% in both periods.

UNITED HERITAGE BANKSHARES OF FLORIDA, INC.
Comparison of the Nine-Month Periods Ended September 30, 2005 and 2004

General Operating Results. Net income for the nine-month period ended September 30, 2005 was $1.9 million, or $.43 per basic and $.42 per diluted share, compared to $1.5 million, or $.45 per basic and $.44 per diluted share, for the comparable period in 2004. The increase in net income resulted primarily from an increase in net interest income, partially offset by an increase in noninterest expense. While earnings increased, earnings per share was impacted by additional capital raised as mentioned on page 12.

Interest Income. Interest income increased $7.9 million or 65.8% to $19.9 million for the nine-month period ended September 30, 2005, when compared to the nine-month period ended September 30, 2004. The increase was due to an increase in the average balance of interest-earning assets from $329.1 million for the nine months ended September 30, 2004 to $497.3 million for the nine months ended September 30, 2005 and an increase in the weighted-average yield from 4.87% during the 2004 period to 5.33% during the 2005 period.

Interest Expense. Interest expense increased $4.0 million or 95.1%, from $4.2 million for the nine-month period ended September 30, 2004 to $8.3 million for the nine-month period ended September 30, 2005. The increase was primarily due to an increase in the average cost of interest-bearing liabilities from 2.08% for the nine months ended September 30, 2004 to 2.74% or the comparable 2005 period and an increase of $130.2 million or 47.8% in average interest-bearing liabilities outstanding. Average interest-bearing deposits increased from $269.3 million outstanding during the nine months ended September 30, 2004 to $398.3 million outstanding during the comparable period for 2005. Average borrowings increased from $3.2 million during the nine months ended September 30, 2004 to $4.4 million for the comparable 2005 period.

Provision for Loan Losses. The provision for loan losses is charged to income to increase the total loan loss allowance to a level deemed appropriate by management. The provision is based upon the volume and type of lending conducted by the Company, the Company’s charge-off experience, industry standards, the amount of nonperforming loans, general economic conditions, particularly as they relate to the Company’s market area, and other factors related to the collectibility of the Company’s loan portfolio. The Company recorded provisions for loan losses for the nine-month periods ended September 30, 2005 and 2004 of $1.2 million and $492,000, respectively. Net loans charged off for the nine-month periods ended September 30, 2005 and 2004 were $37,000 and $66,000, respectively. The increase is primarily due to the increase in the loan portfolio balance. Management believes that the allowance for loan losses, which was $4.2 million or 1.26% of gross loans at September 30, 2005 is adequate.

Noninterest Income. Noninterest income increased $192,000 or 49.5% from $388,000 during the 2004 period to $580,000 during the 2005 period. The increase was primarily due to a $111,000 increase in service charges and fees on deposit accounts and fees collected on residential mortgage referrals.

Noninterest Expense. Noninterest expense increased by $2.7 million or 51.6% from $5.3 million for the nine-month period ended September 30, 2004 to $8.0 million for the nine-month period ended September 30, 2005. The increase was primarily due to increases of $1.6 million in salaries and employee benefits and $610,000 in occupancy and equipment expense all related to the overall growth of the Company.

Income Taxes. Income taxes were $1.1 million for the nine-month period ended September 30, 2005 (an effective tax rate of 37.6%) and $913,000 (an effective tax rate of 38.6%) for the corresponding period in 2004. The effective rate considers tax exempt securities income in the 2005 period, and state income tax of 5.5% in both periods.

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

Management actively monitors and manages its interest rate risk exposure. The primary objective in managing interest-rate risk is to limit, within established guidelines, the adverse impact of changes in interest rates on the Company’s net interest income and capital, while adjusting the Company’s asset-liability structure to obtain the maximum yield-cost spread on that structure. Management relies primarily on its asset-liability structure to control interest rate risk. However, a sudden and substantial increase in interest rates could adversely impact the Company’s earnings, to the extent that the interest rates borne by assets and liabilities do not change at the same speed, to the same extent, or on the same basis. There has been no significant change in the Company’s market risk exposure since December 31, 2004 or June 30, 2005.
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
Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds
Not applicable.
Item 3.   Defaults upon Senior Securities
Not applicable
Item 4.   Submission of Matters to a Vote of Security Holders
Not applicable
Item 5.   Other Information
Not applicable

UNITED HERITAGE BANKSHARES OF FLORIDA, INC.

Item 6.   Exhibits
(a)	The following exhibits are filed as part of this report.

3.1	—	Articles of Incorporation of United Community Bankshares of Florida, Inc. **
3.2	—	Bylaws of United Community Bankshares of Florida, Inc. ****
4.1	—	Specimen Stock Certificate of United Community Bankshares of Florida, Inc. **
10.1	—	Employment Agreement, dated as of March 15, 2004, between United Heritage Bank and David G. Powers ***
10.2	—	United Community Bankshares of Florida, Inc. Directors’ Stock Option Plan *
10.3	—	United Community Bankshares of Florida, Inc.’s Officers’ and Employees’ Stock Option Plan *
10.4	—	Employment Agreement, dated as of March 15, 2004, between United Heritage Bank and Shirley L. Tyler ***
10.5	—	Amendment to United Community Bankshares of Florida, Inc. Directors’ Stock Option Plan *****
10.6	—	Amendment to United Community Bankshares of Florida, Inc. Officers’ and Employees’ Stock Option Plan *****
14.1	—	Code of Ethics *
31.1	—	Certification of Chief Executive Officer required by Rule 13a-14(a)/15d-14(a) under the Exchange Act
31.2	—	Certification of Chief Financial Officer required by Rule 13a-14(a)/15d-14(a) under the Exchange Act
32.1	—	Certification of Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	—	Certification of Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Incorporated by reference to the corresponding exhibit number in the Company’s Form 10-KSB filed for the year ended December 31, 2003.

**	Incorporated by reference to the corresponding exhibit number in the Company’s Form 10-QSB filed for the quarter ended March 31, 2003.

***	Incorporated by reference to the corresponding exhibit number in the Company’s Form 10-QSB filed for the quarter ended March 31, 2004.

****	Incorporated by reference to the corresponding exhibit number in the Company’s Form 10-QSB filed for the quarter ended September 30, 2004.

*****	Incorporated by reference to the corresponding exhibit number in the Company’s Form 10-Q filed for the quarter ended March 31, 2005.

UNITED HERITAGE BANKSHARES OF FLORIDA, INC.
SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.
Date: November 10, 2005

United Heritage Bankshares of Florida, Inc.
By:	/s/ David G. Powers
	Name:	David G. Powers, President and
Chief Executive Officer

By:	/s/ Shirley L. Tyler
	Name:	Shirley L. Tyler, Executive Vice
President and Treasurer