Form 10-K
period 2005-12-31
UNITED HERITAGE BANKSHARES OF FLORIDA INC
filed 2006-03-07
CIK 1230299

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended December 31, 2005

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number

UNITED HERITAGE BANKSHARES OF FLORIDA, INC.

(Name of Small Business Issuer in its charter)

Florida	04-3691059
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1411 Edgewater Drive, Suite 100, Orlando, Florida (Address of principal executive offices)	32804 (Zip Code)

Issuer’s telephone number, including area code:

(407) 712-6151

Securities registered pursuant to Section 12(b) of the Act:

None

Securities registered pursuant to Section 12(g) of the Act:

Common Stock, par value $0.01 per share

(Title of Class)

Indicate by check mark if the Registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act:    YES ☐        NO ☑

Indicate by check mark if the Registrant is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act:    ☐

Check whether the issuer has (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days:    YES ☑        NO ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of issuer’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K:    ☑

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer (as defined in Rule 12b-2 of the Exchange Act):    Large Accelerated Filer ☐        Accelerated Filer ☐        Non-accelerated Filer ☑

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes ☐        No ☑

The aggregate market value of the Common Stock of the issuer held by non-affiliates of the issuer (3,374,306 shares) on June 30, 2005, was approximately $47,240,284. As of such date, no organized trading market existed for the Common Stock of the issuer. The aggregate market value was computed by reference to the $14 per share amount at which shares were sold during a private placement offering in March 2005. For the purposes of this response, directors, executive officers and holders of 5% or more of the issuer’s Common Stock are considered the affiliates of the issuer at that date.

As of February 28, 2006, there were issued and outstanding 4,871,908 shares of the issuer’s Common Stock.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Proxy Statement for the Annual Meeting of Shareholders to be held on April 5, 2006 to be filed with the Securities and Exchange Commission pursuant to Regulation 14A within 120 days of the issuer’s fiscal year end are incorporated by reference into Part II and Part III of this Annual Report on Form 10-K.

PART I

Item 1.     Description of Business

General

United Heritage Bankshares of Florida, Inc. (the “Company”) was incorporated under the laws of the State of Florida on April 15, 2002. The Company is a registered bank holding company under the Bank Holding Company Act of 1956, as amended (the “BHC Act”) and owns 100% of the common stock of United Heritage Bank (the “Bank”). The Bank commenced operations in March 2001. On January 13, 2003, the Company acquired Community United Bank (“CUB”) in a purchase transaction. CUB commenced operations in August 1999. During 2004, CUB was merged into the Bank, resulting in a one-bank holding company structure.

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

Risk Factors

Our future depends on the successful growth of the Bank

Our primary business activity for the foreseeable future will be to continue to act as the holding company of the Bank. Therefore, our future profitability will continue to depend on the success and growth of the Bank. Our growth will depend in large part on our ability to leverage our existing infrastructure. The inability of the Bank to expand its business without substantially increasing the number of branches, or the inability of Bank to grow its commercial banking business, may prevent us from realizing our growth objectives.

A significant amount of our business is concentrated in real estate lending, and most of this lending involves Florida real estate

In addition to the financial strength and cash flow characteristics of the borrower in each case, the Bank often secures its loans with real estate collateral. The real estate collateral in each case provides an alternate source of repayment in the event of default by the borrower and may deteriorate in value during the time the credit is extended. If we are required to liquidate the collateral securing a loan during a period of reduced real estate values to satisfy the debt, our earnings and capital could be adversely affected.

Additionally, with most of our loans concentrated in Orange and Seminole Counties, Florida, a decline in local economic conditions could adversely affect the values of our real estate collateral. Consequently, a decline in local economic conditions may have a greater effect on our earnings and capital than on the earnings and capital of larger financial institutions whose real estate loan portfolios are geographically diverse.

An inadequate allowance for loan losses would reduce our earnings

The risk of credit losses on loans varies with, among other things, general economic conditions, the type of loan being made, the creditworthiness of the borrower over the term of the loan and, in the case of a collateralized loan, the value and marketability of the collateral for the loan. Management maintains an allowance for loan losses based upon, among other things, historical experience, an evaluation of economic conditions and regular reviews of delinquencies and loan portfolio quality. Based upon such factors, management makes various assumptions and judgments about the ultimate collectability of the loan portfolio and provides an allowance for loan losses based upon a percentage of the outstanding balances and for specific loans when their ultimate collectability is considered questionable. If management’s assumptions and judgments prove to be incorrect and the allowance for loan losses is inadequate to absorb future losses, or if the bank regulatory authorities require the Bank to increase the allowance for loan losses as a part of their examination process, the Bank’s earnings and capital could be significantly and adversely affected.

The Bank manages its non-accruing loans in an effort to minimize credit losses. Although management believes that its allowance for loan losses is adequate, there can be no assurance that the allowance will prove sufficient to cover future loan losses. Further, although management uses the best information available to make determinations with respect to the allowance for loan losses, future adjustments may be necessary if economic conditions differ substantially from the assumptions used or adverse developments arise with respect to the Bank’s non-performing or performing loans. Material additions to the Bank’s allowance for loan losses would result in a decrease in the Bank’s net income and capital, and could have a material adverse effect on us.

Changes in interest rates affect our profitability and assets

Changes in prevailing interest rates may hurt our business. We derive our income mainly from the difference or “spread” between the interest earned on loans, securities and other interest-earning assets, and interest paid on deposits, borrowings and other interest-bearing liabilities. In general, the larger the spread, the more we earn. When market rates of interest change, the interest we receive on our assets and the interest we pay on our liabilities will fluctuate. This can cause decreases in our spread and can adversely affect our income. Changes in market interest rates could reduce the value of our financial assets. Fixed-rate investments, mortgage-backed and related securities and mortgage loans generally decrease in value as interest rates rise. In addition, interest rates affect how much money we can lend. For example, when interest rates rise, the cost of borrowing increases and the loan originations tend to decrease. If we are unsuccessful in managing the effects of changes in interest rates, our financial condition and results of operations could suffer.

Regional economic factors may have an adverse impact on our business

Substantially all of our business is with customers in our market areas of Orange and Seminole Counties, Florida. Most of our customers are individuals and medium-sized businesses which are dependent upon the regional economy. Adverse changes in economic and business conditions in our markets could adversely affect our borrowers, their ability to repay their loans and to borrow additional funds or buy financial services and products from us, and consequently our financial condition and performance.

The market value of our investments could decline

Our investment securities portfolio as of December 31, 2005 has been designated as available-for-sale pursuant to Statement of Financial Accounting Standards No. 115 (“SFAS 115”) relating to accounting for investments. SFAS 115 requires that unrealized gains and losses in the estimated value of the available-for-sale portfolio be “marked to market” and reflected as a separate item in stockholders’ equity (net of tax) as accumulated other comprehensive income.

Stockholders’ equity will continue to reflect the unrealized gains and losses (net of tax) of these investments. There can be no assurance that the market value of our investment portfolio will not decline, causing a corresponding decline in stockholders’ equity.

Management believes that several factors will affect the market values of our investment portfolio. These include, but are not limited to, changes in interest rates or expectations of changes, the degree of volatility in the securities markets, inflation rates or expectations of inflation and the slope of the interest rate yield curve (the yield curve refers to the differences between shorter-term and longer-term interest rates; a positively sloped yield curve means shorter-term rates are lower than longer-term rates). These and other factors may impact specific categories of the portfolio differently, and we cannot predict the effect these factors may have on any specific category.

We face strong competition from other banks and financial institutions which can hurt our business

We conduct our banking operations in a number of competitive local markets. In those markets, we compete against commercial banks, savings banks, savings and loan associations, credit unions, mortgage banks, brokerage firms, investment advisory firms, insurance companies and other financial institutions. Many of these entities are larger organizations with significantly greater financial, management and other resources than we have, and they offer the same or similar banking or financial services that we offer in our markets. Moreover, new and existing competitors may expand their business in or into our markets. Increased competition in our markets may result in a reduction in loans, deposits and other sources of our revenues. Ultimately, we may not be able to compete successfully against current and future competitors.

We do not intend to pay dividends

We do not anticipate paying any cash dividends on our common stock for the foreseeable future. No assurance can be given that our future earnings will be sufficient to permit the legal payment of dividends to shareholders at any time in the future. We are subject to significant regulatory restrictions on the payment of cash dividends. Even if we may legally declare dividends, the amount and timing of such dividends will be at the discretion of the our board of directors. The board may in its sole discretion decide not to declare dividends. In light of the regulatory restrictions and the need for the Bank to retain and build capital for growth and expansion, we intend to reinvest earnings for the foreseeable future. You should not buy our common stock if you require dividend income.

Government regulations and policies impose limitations and may result in higher operating costs and competitive disadvantages

We are subject to extensive federal government supervision and regulation that is intended primarily to protect depositors and the FDIC’s Bank Insurance Fund, rather than our shareholders. Existing banking laws subject us to substantial limitations with respect to loans, the purchase of securities, the payment of dividends and many other aspects of our banking business. Some of the banking laws may increase the cost of doing business or otherwise adversely affect us and create competitive advantages for non-bank competitors. There can be no assurance that future legislation or government policy will not adversely affect the banking industry or our operations. Federal economic and monetary policy may affect our ability to attract deposits, make loans and achieve satisfactory interest spreads.

We cannot predict how changes in technology will impact our business

We use various technologies in our business, including telecommunication, data processing, computers, automation, internet-based banking, and debit cards. Technology changes rapidly. Our ability to compete successfully with other banks and non-banks may depend on whether we can exploit technological changes. We may not be able to exploit technological changes, and any investment we do make may not make us more profitable.

We are dependent upon the services of our management team

Our future success and profitability is substantially dependent upon the management and banking abilities of the Bank’s senior executives. We believe that our future results will also depend in part upon our attracting and retaining highly skilled and qualified management and sales and marketing personnel. Competition for such personnel is intense, and we cannot assure you that the Bank will be successful in retaining such personnel. We also cannot guarantee that members of our executive management team will remain with us. Changes in key personnel and their responsibilities may be disruptive to the Bank’s business and could have a material adverse effect on our business, financial condition and results of operations.

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

Investments

The Company invests a portion of its assets in U.S. Government agency obligations, mortgage-backed securities, tax-exempt municipal bonds and federal funds sold. The Company’s investments are managed in relation to loan demand and deposit growth, and are generally used to provide for the investment of excess funds at minimal risks while providing liquidity to fund increases in loan demand or to offset fluctuations in deposits.

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

The Company will sell loan participations to correspondent banks with respect to loans which exceed the Company’s lending limit. Management of the Company has established correspondent relationships with several banks that specialize in these services. The Company pays for such services.

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

Banks are subject to the provisions of the CRA. Under the terms of the CRA, the appropriate federal bank regulatory agency is required, in connection with its examination of a bank, to assess such bank’s record in meeting the credit needs of the community served by that bank, including low-and moderate-income neighborhoods. The regulatory agency’s assessment of the bank’s record is made available to the public. Further, such assessment is required of any bank which has applied to:

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

Gramm-Leach-Bliley Act. Enacted in 1999, The Gramm-Leach-Bliley Act reforms and modernizes certain areas of financial services regulation. The law permits the creation of new financial services holding companies that can offer a full range of financial products under a regulatory structure based on the principle of functional regulation. The legislation eliminates the legal barriers to affiliations among banks and securities firms, insurance companies, and other financial services companies. The law also provides financial organizations with the opportunity to structure these financial affiliations through a holding company structure or a financial subsidiary. The law reserves the role of the Federal Reserve Board as the supervisor for bank holding companies. At the same time, the law also provides a system of functional regulation which is designed to utilize the various existing federal and state regulatory bodies.

The law also includes a minimum federal standard of financial privacy. Financial institutions are required to have written privacy policies that must be disclosed to customers. The disclosure of a financial institution’s privacy policy must take place at the time a customer relationship is established and not less than annually during the continuation of the relationship. The act also provides for the functional regulation of bank securities activities. The law repeals the exemption that banks were afforded from the definition of “broker,” and replaces it with a set of limited exemptions that allow the continuation of some historical activities performed by banks. In addition, the act amends the securities laws to include banks within the general definition of dealer. Regarding bank products, the law provides a procedure for handling products sold by banks that have securities elements. In the area of Community Reinvestment Act activities, the law generally requires that financial institutions address the credit needs of low-to-moderate income individuals and neighborhoods in the communities in which they operate. Bank regulators are required to take the Community Reinvestment Act ratings of a bank or of the bank subsidiaries of a holding company into account when acting upon certain branch and bank merger and acquisition applications filed by the institution. Under the law, financial holding companies and banks that desire to engage in new financial activities are required to have satisfactory or better Community Reinvestment Act ratings when they commence the new activity.

Recent Legislation to Curtail Corporate Accounting Irregularities. On July 30, 2002, the Sarbanes-Oxley Act of 2002 (the “Sarbanes Act”) was enacted. The Securities and Exchange Commission (the “SEC”) has promulgated certain regulations pursuant to the Sarbanes Act and may propose additional regulations as necessary in furtherance of the Sarbanes Act. The passage of the Sarbanes Act and the regulations implemented by the SEC subject publicly-traded companies to additional and more extensive reporting regulations and disclosure. Continued compliance with the Sarbanes Act and corresponding regulations may increase the Company’s expenses.

Bank Regulation. The Bank is chartered under the laws of the State of Florida, and its deposits are insured by the Federal Deposition Insurance Corporation (“FDIC”) to the extent provided by law. The Bank is subject to comprehensive regulation, examination and supervision by the FDIC and the Florida Office of Financial Regulation (the “Florida Department”) and to other laws and regulations applicable to banks. Such regulations include limitations on loans to a single borrower and to its directors, officers and employees; restrictions on the opening and closing of branch offices; the maintenance of required capital ratios; the granting of credit under equal and fair conditions; and the disclosure of the costs and terms of such credit. The Bank is examined periodically by the FDIC and the Florida Department, to whom it submits periodic reports regarding its financial condition and other matters. The FDIC and the Florida Department have a broad range of powers to enforce regulations under their jurisdiction, and to take discretionary actions determined to be for the protection and safety and soundness of banks, including the institution of cease and desist orders and the removal of directors and officers. The FDIC and the Florida Department also have the authority to approve or disapprove mergers, consolidations, and similar corporate actions.

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

The Financial Institutions Reform, Recovery and Enforcement Act of 1989 (“FIRREA”) imposed major regulatory reforms, stronger capital standards for financial institutions and stronger civil and criminal enforcement provisions. FIRREA also provides that a depository institution insured by the FDIC can be held liable for any loss incurred by, or reasonably expected to be incurred by, the FDIC in connection with:

•	the default of a commonly controlled FDIC insured depository institution; or

•	any assistance provided by the FDIC to a commonly controlled FDIC insured institution in danger of default.

The FDIC Improvement Act of 1991 (“FDICIA”) made a number of reforms addressing the safety and soundness of deposit insurance funds, supervision, accounting, and prompt regulatory action, and also implemented other regulatory improvements. Annual full-scope, on-site examinations are required of all insured depository institutions. The cost for conducting an examination of an institution may be assessed to that institution, with special consideration given to affiliates and any penalties imposed for failure to provide information requested. Insured state banks also are precluded from engaging as principal in any type of activity that is impermissible for a national bank, including activities relating to insurance and equity investments. The Act also recodified the law restricting extensions of credit to insiders under the Federal Reserve Act.

Capital Requirements. The Federal Reserve Board and bank regulatory agencies require bank holding companies and financial institutions to maintain capital at adequate levels based on a percentage of assets and off balance sheet exposures, adjusted for risk weights ranging from 0% to 100%. Under the risk-based standard, capital is classified into two tiers. Tier 1 capital consists of common shareholders’ equity, excluding the unrealized gain (loss) on available-for-sale securities, minus certain intangible assets. Tier 2 capital consists of the general allowance for credit losses except for certain limitations. An institution’s qualifying capital base for purposes of its risk-based capital ratio consists of the sum of its Tier 1 and Tier 2 capital. The regulatory minimum requirements are 4% for Tier 1 and 8% for total risk-based capital. Bank holding companies and banks are also required to maintain capital at a minimum level based on total assets, which is known as the leverage ratio. The minimum requirement for the leverage ratio is 3%, but all but the highest rated institutions are required to maintain ratios 100 to 200 basis points above the minimum. At December 31, 2005 both the Company and the Bank met all capital requirements to which they were subject.

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

As of December 31, 2005, the Bank met the capital requirements of a “well capitalized” institution.

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

Bank Secrecy Act/ USA Patriot Act. Under the Bank Secrecy Act, financial institutions are obligated to file Suspicious Activity Reports on suspicious activities involving the institution, including certain attempted or actual violations of law as well as certain transactions that do not appear to have a lawful purpose or are not the sort of transaction in which the particular customer would normally be expected to engage. The Bank Secrecy Act was amended by the USA Patriot Act of 2001, expanding the important role the government expects banks to play in detecting and reporting suspicious activity. The USA Patriot Act broadened the application of the anti-money laundering regulations to apply to additional types of financial institutions, such as broker-dealers, and strengthened the ability of the U.S. Government to detect and prosecute international money laundering and the financing of terrorism. Failure of a financial institution to comply with the Bank Secrecy Act, as amended by the USA Patriot Act, could have serious legal and reputational consequences for the institution. The Bank has adopted policies, procedures and controls to address compliance with these regulations and will continue to revise and update its policies, procedures and controls to reflect changes required by the USA Patriot Act and all applicable implementing regulations.

Interstate Banking. The Riegle-Neal Interstate Banking and Branching Efficiency Act of 1996, provides for nationwide interstate banking and branching. Under the law, interstate acquisitions of banks or bank holding companies in any state by bank holding companies in any other state is permissible. Interstate branching and consolidation of existing bank subsidiaries in different states is permissible. Florida has a law that allows out-of-state bank holding companies (located in states that allow Florida bank holding companies to acquire banks and bank holding companies in that state) to acquire Florida banks and Florida bank holding companies. The law essentially provides for out-of-state entry by acquisition only (and not by interstate branching) and requires the acquired Florida bank to have been in existence for at least three years.

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

Employees

As of December 31, 2005, the Company had eighty-three full-time employees (including executive officers) and seven part-time employees. The employees are not represented by a collective bargaining unit. The Company considers relations with employees to be good.

Item 1B.     Unresolved Staff Comments

Not applicable.

Item 2.     Description of Properties

The main office of the Company is located at 1411 Edgewater Drive, Suite 100, Orlando, Florida 32804. The main office of the Bank is located at 3378 Edgewater Drive, Orlando, Florida 32804. The administrative offices of the Company and the Bank are located 640 East State Road 434, Longwood, Florida 32750. Additional offices are located at 100 East Packwood Avenue, Maitland, Florida 32751; 1211 Orange Avenue, Suite 101, Winter Park, Florida 32789; 21 East Third Street, Apopka, Florida 32703; 3001 West Lake Mary Boulevard, Lake Mary, Florida 32746; 413 West First Street, Sanford, Florida 32771; 640 East State Road 434, Longwood, Florida 32750; 5202 Red Bug Lake Road, Winter Springs, Florida 32708; 129 East Gore Street, Orlando, Florida 32750 and 1002 South Dillard Street, Winter Garden, Florida 32787. The Company and the Bank lease their banking offices.

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

Item 4.     Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of the Company’s security holders during the fourth quarter of the year ended December 31, 2005.

PART II

Item 5.     Market for Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

The shares of the Company’s common stock are not actively traded, and such trading activity, as it occurs, takes place in privately negotiated transactions. There is no established public trading market for the shares of the Company’s common stock. Management of the Company is aware of certain transactions in its shares, although the trading prices of all stock transactions are not known. The following sets forth the high and low trading prices for certain trades of the Company’s common stock that occurred in transactions known to the Company’s management during 2005 and 2004:

	2005						2004

	High		Low		Shares		High	Low	Shares

1st Quarter	$—		$—		—		$13	$12	10,098
2nd Quarter	$10	(1)	$10	(1)	3,500	(1)	$13	$12	22,557
3rd Quarter	$15		$15		100		$13	$10	9,410
4th Quarter	$—		$—		—		$13	$13	767

(1)	This trade was not an arm-length transaction.

The Company had approximately 889 shareholders of record as of December 31, 2005.

Private Placement Offering

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

The Company did not repurchase any shares of its common stock during 2005.

With respect to information regarding the Company’s securities authorized for issuance under equity incentive plans, the information contained in the section entitled “Equity Compensation Plan Information” in the Company’s Definitive Proxy Statement for 2006 Annual Meeting of Shareholders is incorporated herein by reference.

Item 6.     Selected Financial Data

	At or For the Year Ended December 31,

	2005	2004		2003		2002		2001

	($ in thousands, except per share data)
Interest income	$29,282	16,655		13,553		5,762		2,556
Interest expense	$12,206	5,913		5,589		2,321		817
Net interest income before provision for loan losses	$17,076	10,742		7,964		3,441		1,739
Provision for loan losses	$1,540	617		784		542		492
Net interest income after provision	$15,536	10,125		7,180		2,899		1,247
Noninterest income	$801	547		526		270		97
Noninterest expenses	$11,073	7,346		6,257		3,301		2,407
Income (loss) before income taxes	$5,264	3,326		1,449		(131)		(1,063)
Income tax (benefit)	$1,929	1,285		568		2		(460)
Net income (loss)	$3,335	2,041		881		(133)		(603)

Per share data:
Basic earnings per share	$.74	.63		.28		(0.07)		(.30)
Diluted earnings per share	$.72	.61		.27		(0.07)		(.30)
Cash dividends declared	$—	—		—		—		—
Book value at end of period	$11.86	10.35		9.73		9.73		9.55
Common shares outstanding at end of period	4,871,90	8 3,263,		406 3,256		,888 2,00		0,000 2,000,000
Weighted average common shares outstanding (basic) during period	4,512,37	2 3,258,		687 3,170		,513 2,00		0,000 2,000,000
Weighted average common shares outstanding (diluted) during period	4,626,29	7 3,359,		724 3,231		,971 2,00		0,000 2,000,000
Total assets at end of period	$707,894	406,467		324,324		138,645		79,127
Cash and cash equivalents	$147,723	85,971		60,629		24,565		14,388
Securities	$185,169	68,640		56,386		29,302		23,712
Loans, net	$360,425	241,214		198,480		80,162		38,830
Deposits	$616,536	365,642		286,572		118,114		57,962
Borrowings	$31,884	6,009		5,174		837		1,882
Stockholders’ equity	$57,787	33,790		31,676		19,468		19,092
Total gross loans	$365,636	244,650		201,354		81,206		39,366
Allowance for loan losses	$4,580	3,077		2,526		1,014		492
Nonperforming loans	$44	94		491		—		—
Allowance for loan losses as a percentage of period-end total gross loans	1.25%	1.26%		1.25%		1.25%		1.25%
Allowance for loan losses as a percentage of nonperforming gross loans	10,409.0	9	% 3,27	3.40	% 51	4.46	% N	/A N/A
Total nonperforming loans as a percentage of total loans	.01%	0.04%		0.24%		N/A		N/A
Total nonperforming loans as a percentage of total assets	NIL	0.02%		0.15%		N/A		N/A
Total nonperforming loans and real estate owned as a percentage of total loans	.01%	0.02%		0.15%		N/A		N/A

Item 7.     Management’s Discussion and Analysis

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

General

United Heritage Bankshares of Florida, Inc. (the “Company”) was incorporated under the laws of the State of Florida on April 15, 2002. The Company is a registered bank holding company under the Bank Holding Company Act of 1956, as amended (the “BHC Act”) and owns 100% of the common stock of United Heritage Bank (the “Bank”). The Bank commenced operations in March 2001. On January 13, 2003, the Company acquired Community United Bank (“CUB”) in a purchase transaction. Community United Bank commenced operations in August 1999. During 2004, CUB was merged into the Bank, result in a one-bank holding company structure.

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

The Company uses its capital resources principally to fund existing and continuing loan commitments and to purchase investment securities. Off-balance-sheet commitments to extend credit, which amounted to $138.6 million at December 31, 2005, $63.8 million at December 31, 2004 and $60.1 million at December 31, 2003, represent legally binding agreements to lend to customers with fixed expiration dates or other termination clauses. Since many commitments are expected to expire without being funded, committed amounts do not necessarily represent future cash requirements.

The following table summarizes the Company’s contractual obligations, including certain on-balance-sheet and off-balance-sheet obligations, at December 31, 2005 (in thousands):

	Payments Due by Period

			Greater	Greater
			Than	Than
		Less	1 Year	3 Years	More
		Than	Up to	Up to	Than
Contractual Obligations	Total	1 Year	3 Years	5 Years	5 Years

Time deposit maturities	$245,559	$110,912	$131,702	$2,945	$—
Borrowings	31,884	31,884	—	—	—
Operating leases	7,323	902	1,786	1,470	3,165
Loan commitments and unused lines of credit	66,177	66,177	—	—	—
Standby letters of credit	6,189	6,189	—	—	—
Undisbursed construction loans in process	66,222	66,222	—	—	—

Total	$423,354	$282,286	$133,488	$4,415	$3,165

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

The following table summarizes the regulatory capital levels and ratios:

					Minimum To Be Well
					Capitalized Under
			Minimum Capital		Prompt Corrective
	Actual		Requirement		Action Provisions

	Amount	%	Amount	%	Amount	%

As of December 31, 2005:

Total capital to Risk-Weighted assets:
Consolidated	$63,178	13.96%	$36,200	8.00%	$45,250	10.00%
Bank	$61,852	13.59%	$36,416	8.00%	$45,520	10.00%

Tier I Capital to Risk-Weighted Assets:
Consolidated	$58,598	12.95%	$18,100	4.00%	$27,150	6.00%
Bank	$57,272	12.58%	$18,208	4.00%	$27,312	6.00%

Tier I Capital to Average Assets:
Consolidated	$58,598	8.97%	$26,140	4.00%	$32,676	5.00%
Bank	$57,272	8.77%	$26,134	4.00%	$32,668	5.00%

As of December 31, 2004:

Total capital to Risk-Weighted assets:
Consolidated	$34,746	12.00%	$23,159	8.00%	$28,949	10.00%
Bank	$34,393	11.83%	$23,258	8.00%	$29,072	10.00%

Tier I Capital to Risk-Weighted Assets:
Consolidated	$31,669	10.94%	$11,580	4.00%	$17,369	6.00%
Bank	$31,316	10.77%	$11,629	4.00%	$17,443	6.00%

Tier I Capital to Average Assets:
Consolidated	$31,669	8.12%	$15,592	4.00%	$19,490	5.00%
Bank	$31,316	8.04%	$15,586	4.00%	$19,482	5.00%

Results of Operations

The following table shows selected ratios for the periods ended or at the dates indicated:

	Year Ended December 31,

	2005	2004	2003

Average equity as a percentage of average assets	9.19%	8.81%	10.34%
Equity to total assets at end of period	8.16%	8.31%	9.77%
Return on average assets	.59%	.56%	.29%
Return on average equity	6.45%	6.38%	2.85%
Noninterest expense to average assets	1.97%	2.02%	2.09%
Nonperforming loans and foreclosed real estate as a percentage of total assets	NIL %	0.02%	0.15%

The rates and yields for the dates indicated were as follows:

	Year Ended December 31,

	2005	2004	2003

Loans	7.10%	6.46%	6.77%
Investment securities	3.75%	3.01%	2.39%
Other interest-earning assets	3.29%	1.28%	1.10%
All interest-earning assets	5.54%	4.92%	4.85%
Savings, NOW and money-market deposits	2.21%	1.61%	1.68%
Time deposits	3.49%	2.75%	3.14%
All interest-bearing liabilities	2.86%	2.11%	2.39%
Interest-rate spread	2.68%	2.81%	2.46%

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

Net interest income before provision for loan losses was approximately $17,076,000 for 2005 compared to $10,742,000 for 2004 and $7,964,000 for 2003.

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

	Year Ended December 31,

	2005			2004			2003

		Interest	Average		Interest	Average		Interest	Average
	Average	and	Yield/	Average	and	Yield/	Average	and	Yield/
	Balance	Dividends	Rate	Balance	Dividends	Rate	Balance	Dividends	Rate

Interest-earning assets:
Loans	$296,699	$21,070	7.10%	$219,946	$14,202	6.46%	$172,178	$11,653	6.77%
Securities	129,166	4,849	3.75	54,277	1,633	3.01	55,684	1,330	2.39
Other (1)	102,280	3,363	3.29	64,017	820	1.28	51,803	570	1.10

Total interest-earning assets	528,145	29,282	5.54	338,240	16,655	4.92	279,665	13,553	4.85

Noninterest-earning assets	34,492			25,165			19,131

Total assets	$562,637			$363,405			$298,796

Interest-bearing liabilities:
Savings, NOW and money-market deposits	208,336	4,601	2.21	151,834	2,446	1.61	117,697	1,982	1.68
Time deposits	211,832	7,392	3.49	125,161	3,442	2.75	114,818	3,601	3.14
Other borrowings (2)	6,729	213	3.17	3,031	25	0.82	1,524	6	0.52

Total interest-bearing liabilities	426,897	12,206	2.86	280,026	5,913	2.11	234,039	5,589	2.39

Noninterest-bearing deposits	81,368			49,385			33,285
Noninterest-bearing liabilities	2,679			1,995			583
Stockholders’ equity	51,693			31,999			30,889

Total liabilities and stockholders’ equity	$562,637			$363,405			$298,796

Net interest income		$17,076			$10,742			$7,964

Interest-rate spread (3)			2.68%			2.81%			2.46%

Net interest margin (4)			3.23%			3.18%			2.85%

Ratio of average interest-earning assets to average interest-bearing liabilities	1.24			1.21			1.19

(1)	Includes Federal Home Loan Bank stock, Federal Funds sold and interest-earning demand deposits.

(2)	Includes securities sold under agreement to repurchase and federal funds purchased lines of credit.

(3)	Interest-rate spread represents the difference between the average yield on interest-earning assets and the average rate of interest-bearing liabilities.

(4)	Net interest margin is net interest income divided by average interest-earning assets.

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

	Increase (Decrease) Due to

			Rate/
	Rate	Volume	Volume	Total

	(In thousands)

Year Ended December 31, 2005 vs. 2004:

Interest-earning assets:
Loans	$1,417	$4,956	$495	$6,868
Securities	405	2,253	558	3,216
Other	1,285	490	768	2,543

Total	3,107	7,699	1,821	12,627

Interest-bearing liabilities:

Deposits:
Savings, NOW and money-market deposits	907	910	338	2,155
Time deposits	926	2,384	641	3,950
Borrowings	71	31	87	188

Total	1,904	3,324	1,065	6,293

Net change in net interest income	$1,203	$4,375	$756	$6,334

Year Ended December 31, 2004 vs. 2003:

Interest-earning assets:
Loans	$(535)	$3,233	$(149)	$2,549
Securities	345	(34)	(8)	303
Other	94	134	22	250

Total	(96)	3,333	(135)	3,102

Interest-bearing liabilities:

Deposits:
Savings, NOW and money-market deposits	(86)	575	(25)	464
Time deposits	(443)	324	(40)	(159)
Borrowings	7	6	6	19

Total	(522)	905	(59)	324

Net change in net interest income	$426	$2,428	$(76)	$2,778

Comparison of Results of Operations for 2005 to 2004

General

Net income for the year ended December 31, 2005 was $3.3 million or $.74 basic and $.72 diluted earnings per share compared to $2.0 million or $.63 basic and $.61 diluted earnings per share for the comparable period in 2004. The increase in the Company’s net income was primarily due to an increase in net interest income, partially offset by increases in provision for loan losses and noninterest expenses.

Interest Income and Expense

Interest income increased to $29.3 million for the year ended December 31, 2005 from $16.7 million for the year ended December 31, 2004. Interest income on loans increased to $21.1 million primarily due to increases in the average loan portfolio balance from $220 million for the year ended December 31, 2004 to $297 million for 2005 and in the average yield from 6.46% to 7.10%. Interest income on securities increased to $4.8 million in 2005 from $1.6 million in 2004 primarily due to a increase in the average balance from $54 million to $129 million.

Interest income on other interest-earning assets increased to $3.4 million in 2005 from $820,000 in 2004 primarily due to a increase in the average balance to $102 million in 2005 from $64 million in 2004 and an increase in the average yield to 3.29% in 2005 from 1.28% in 2004.

Interest expense on interest-bearing liabilities was $12.2 million for the year ended December 31, 2005 compared to $5.9 million for 2004. Interest expense increased due to increases in average interest-bearing liabilities from $280 million in 2004 to $427 million in 2005 and in the average rate paid from 2.11% in 2004 to 2.86% in 2005.

Provision for Loan Losses

The provision for loan losses is charged to earnings to increase the total allowance to a level deemed appropriate by management and is based upon the volume and type of lending conducted by the Company, industry standards, the amount of nonperforming loans and general economic conditions, particularly as they relate to the Company’s market areas, and other factors related to the collectibility of the Company’s loan portfolio. The Company recorded a provision for loan losses for the year ended December 31, 2005 of $1,540,000 compared to $617,000 in 2004. The allowance for loan losses was $4.6 million, or 1.25% of total loans, at December 31, 2005. Management believes the allowance was adequate at December 31, 2005.

Noninterest Income

Noninterest income increased to $801,000 for the year ended December 31, 2005 compared to $547,000 for the year ended December 31, 2004. The increase was primarily due to a $172,000 increase in service charges and fees and increases in residential mortgage fees.

Noninterest Expense

Noninterest expense was $11.1 million for the year ended December 31, 2005 compared to $7.3 million for the year ended December 31, 2004. This increase includes increases of approximately $2.3 million in salary and employee benefits and $770,000 in occupancy and equipment expense associated with the growth of the Company from 2004 to 2005.

Income Taxes

The income tax expense for the year ended December 31, 2005 was $1.9 million (an effective rate of 36.6%, including state income taxes) compared to approximately $1.3 million (an effective rate of 38.6%, including state income taxes) for the 2004 period.

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

Asset/ Liability Management

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

The following table sets forth certain information relating to the Company’s interest-earning assets and interest-bearing liabilities at December 31, 2005 that are estimated to mature or are scheduled to reprice within the period shown ($ in thousands):

				Over
	Under 3	3 to 12	1-5	Five
	Months	Months	Years	Years	Total

Federal funds sold	$126,119	$—	$—	$—	$126,119
Loans (1)	239,668	13,321	61,604	51,043	365,636
Securities (2)	7,415	22,246	119,129	36,379	185,169

Total rate-sensitive assets (earning assets)	$373,202	$35,567	$180,733	$87,422	$676,924

Money market (3)	$217,281	$—	$—	$—	$217,281
Savings and NOW deposits (3)	—	—	55,614	—	55,614
Time deposits (3)	27,728	83,184	134,647	—	245,559
Other borrowings	31,884	—	—	—	31,884

Total rate-sensitive liabilities	$276,893	$83,184	$190,261	$—	$550,338

Gap (repricing differences)	$96,309	$(47,617)	$(9,528)	$87,422	$126,586

Cumulative Gap	$96,309	$48,692	$39,164	$126,586

Cumulative GAP/total assets	.14	.07	.06	.18

Cumulative GAP/total earning assets	.14	.07	.06	.18

Total assets					$707,894

Total earning assets					$676,924

(1)	In preparing the table above, adjustable-rate loans were included in the period in which the interest rates are next scheduled to adjust rather than in the period in which the loans mature. Fixed-rate loans were scheduled according to their contractual maturities.

(2)	Securities were scheduled based on their remaining maturity or repricing frequency. Mortgage-backed securities are scheduled over ratably five years.

(3)	Excludes noninterest-bearing deposit accounts. Money market deposits were regarded as maturing immediately. NOW and savings deposits were regarded as maturing in 1-5 years. All other time deposits were scheduled through the maturity dates.

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

The following table sets forth information concerning the Company’s loan portfolio by type of loan at the dates indicated ($ in thousands):

	At December 31,

	2005		2004		2003		2002

		% of		% of		% of		% of
	Amount	Total	Amount	Total	Amount	Total	Amount	Total

Commercial, financial and agricultural	$69,266	19%	$44,720	18%	$42,779	21%	$25,294	31%
Real estate-mortgage	179,323	49	133,257	54	119,887	60	38,228	47
Construction and land development	111,698	31	60,675	25	31,934	16	15,531	19
Installment and consumer lines	5,349	1	5,998	3	6,754	3	2,153	3

Total loans	$365,636	100%	$244,650	100%	$201,354	100%	$81,206	100%

Less: Allowance for loan losses	(4,580)		(3,077)		(2,526)		(1,014)
Net deferred fees	(631)		(359)		(348)		(30)

Loans, net	$360,425		$241,214		$198,480		$80,162

The following table reflects the contractual principal repayments by period of the Company’s loan portfolio at December 31, 2005 (in thousands):

	1 Year	1 Through	After
	or Less	5 Years	5 Years	Total

Commercial, financial and agricultural	$49,652	$19,087	$527	$69,266
Real estate-mortgage	59,839	45,519	73,965	179,323
Construction and land development	50,078	42,652	18,968	111,698
Installment and consumer lines	3,174	2,154	21	5,349

Total loans	$162,743	$109,412	$93,481	$365,636

Loans with maturities over one year:
Fixed rate				89,564
Variable rate				113,329

Total maturities greater than one year				$202,893

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

The following summarizes impaired loans (in thousands):

	At December 31,

	2005	2004	2003	2002	2001

Impaired loans with a valuation allowance	$44	$83	$376	$—	$—
Impaired loans without a valuation allowance	—	—	—	—	—
Less — valuation allowance on impaired loans	(4)	(5)	(97)	—	—

Total net impaired loans	$40	$78	$279	$—	$—

The average net investment in impaired loans and interest income recognized and received on impaired loans (in thousands):

	Year Ended December 31,

	2005	2004	2003	2002	2001

Average net investment in impaired loans	$51	$349	$376	$—	$—

Interest income recognized on impaired loans	$1	$3	$—	$—	$—

Interest income received on impaired loans	$1	$3	$—	$—	$—

Loans on non-accrual status and foreclosed assets and certain other related information was as follows:

	At December 31,

	2005		2004		2003		2002		2001

		% of		% of		% of		% of		% of
		Total		Total		Total		Total		Total
	Amount	Loans	Amount	Loans	Amount	Loans	Amount	Loans	Amount	Loans

	($ in thousands)

Loans on nonaccrual status:
Real estate loans	$—	—%	$—	—%	$—	—%	$—	—%	$—	—%
Commercial	44	.01	50	.02	491	.24	—	—	—	—
Consumer and home equity loans	—	—	—	—	—	—	—	—	—	—

Total loans on nonaccrual status	44	.01	50	.02	491	.24	—	—	—	—
Accruing loans past due 90 days or more	—	—	44	.02	—	—	—	—	—	—
Troubled debt restructuring	—	—	—	—	—	—	—	—	—	—

Total nonperforming loans	44	.01	94	.04	491	.24	—	—	—	—
Foreclosed assets	—	—	—	—	—	—	—	—	—	—

Total nonperforming assets	$44	.01	$94	.04	$491	.24	$—		$—

As a percentage of total assets:
Total nonperforming loans		.01%		.02%		.15%		N/A		N/A

Total nonperforming assets		.01%		.02%		.15%		N/A		N/A

Allowance for loan losses as a percentage of:
Total loans		1.25%		1.26%		1.25%		1.25%		1.25%

Nonperforming loans		10,409%		3,273%		514%		N/A		N/A

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

Interest income that would have been recorded under the original terms of loans on nonaccrual status at December 31, 2005 and interest income actually recognized during the year ended December 31, 2005 on these loans was as follows:

Amount

(In thousands
Interest income that would have been recorded	$5
Less: Interest income recognized	(1)

Interest income foregone	$4

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

Classified Assets. Federal regulations and the Company’s policy require the classification of loans and other assets, such as debt and equity securities, considered to be of lesser quality as “substandard”, “doubtful” or “loss” assets. An asset is considered “substandard” if it is inadequately protected by the current net worth and paying capacity of the obligor or of the collateral pledged, if any. “Substandard” assets include those characterized by the “distinct possibility” that the institution will sustain “some loss” if the deficiencies are not corrected. Assets classified as “doubtful” have all of the weaknesses inherent in those classified “substandard,” with the added characteristic that the weaknesses present make “collection or liquidation in full”, on the basis of currently existing facts, conditions, and values, “highly questionable and improbable.” Assets classified as “loss” are those considered “uncollectible” and of such little value that their continuance as assets without the establishment of a specific loss reserve is not warranted. In addition, the Company’s policies require that assets which do not currently expose the insured institution to sufficient risk to warrant classification as substandard but possess other weaknesses are designated “special mention” by management.

If an asset is classified, the estimated fair value of the asset is determined and if that value is less than the then carrying value of the asset, the difference is established as a specific reserve. If an asset is classified as loss, the amount of the asset classified as loss is reserved.

The following table sets forth information concerning the number and dollar amount of loans and foreclosed assets classified as “special mention” or “substandard” at December 31, 2005. No loans or foreclosed assets were classified “doubtful” or “loss” at December 31, 2005.

	Special Mention		Substandard

	Number	Amount	Number	Amount

	($ in thousands)

At December 31, 2005:

Loans:
Commercial, financial and agricultural	5	$366	1	$44
Real estate mortgage	2	352	—	—
Construction and land development	—	—	—	—
Installment and consumer lines	1	2	—	—

	8	$720	1	$44

Foreclosed assets	—	$—	—	$—

Allowance for Loan Losses

In originating loans, the Company recognizes that credit losses will be experienced and that the risk of loss will vary with, among other things, the type of loan being made, the creditworthiness of the borrower over the term of the loan and, in the case of a collateralized loan, the quality of the collateral for the loan as well as general economic conditions. It is management’s policy to attempt to maintain an adequate allowance for loan losses. The Company assesses its loan portfolio routinely through its credit administration function. The Company, as part of its ongoing risk management, assigns a risk grade to each loan within the portfolio. The risk grades fall into eight categories based on certain variables, included but not limited to, collateral, loan performance, and financial trends of the borrower. The Company establishes a reserve allocation based upon the assigned risk grade. In addition the Company establishes an aggregate reserve for loan loss threshold based upon the entire portfolio. The amount of the established allowance in excess of the allocation based upon risk grade is considered a secondary reserve to mitigate the concentrations that may exist in the portfolio from time to time. These concentrations include both geographic and collateral. The Company uses various criteria in determining the aggregate reserve including peer group comparison, local economic trends and data provided by the primary regulatory agencies of the Company. Management recognizes the greater inherent risks in connection with commercial and consumer lending. See “Management’s Discussion and Analysis — Provision for Credit Losses.”

Management continues to actively monitor the Company’s asset quality and to charge-off loans against the allowance for loan losses when appropriate or to provide specific loss allowances when necessary. Although management believes it uses the best information available to make determinations with respect to the allowance for loan losses, future adjustments may be necessary if economic conditions differ from the economic conditions in the assumptions used in making the initial determinations. Management believes that the allowance for loan losses was adequate at December 31, 2005 and 2004.

The following table sets forth information with respect to activity in the Company’s allowance for loan losses during the periods indicated:

	Year Ended December 31,

	2005	2004	2003	2002	2001

Allowance at beginning of period	$3,077	$2,526	$1,014	$492	$—

Charge-offs:
Commercial, financial and agricultural	(24)	(88)	(139)	(21)	—
Real estate mortgage	—	—	(16)	—	—
Installment and consumer lines	(14)	—	(5)	—	—

Total charge-offs	(38)	(88)	(160)	(21)	—

Recoveries:
Commercial, financial and agricultural	1	22	1	—	—

Total recoveries	1	22	1	—	—

Provision for loan losses charged to earnings	1,540	617	784	543	492
Acquired in purchase transaction	—	—	887	—	—

Allowance at end of period	$4,580	$3,077	$2,526	$1,014	$492

Ratio of net charges-offs during the period to average loans outstanding during the period	.01%	.03%	.09%	.04%	—%

Allowance for loan losses as a percentage of nonperforming loans	10,409%	3,273%	514%	N/A	N/A

Allowance for loan losses as a percentage of total gross loans	1.25%	1.26%	1.25%	1.25%	1.25%

While no portion of the allowance is in any way restricted to any individual loan or group of loans, and the entire allowance is available to absorb losses from any and all loan, the following table presents information regarding the Company’s total allowance for loan losses as well as the allocation of such amounts to the various categories of loans ($ in thousands):

	At December 31,

	2005		2004		2003		2002		2001

		% of		% of		% of		% of		% of
		Loans		Loans		Loans		Loans		Loans
		to Total		to Total		to Total		to Total		to Total
	Amount	Loans	Amount	Loans	Amount	Loans	Amount	Loans	Amount	Loans

Commercial, financial and agricultural	$704	19%	$457	18%	$428	21%	$258	31%	$136	34%
Real estate mortgage	1,538	49	1,212	54	1,091	60	348	47	110	53
Construction and land development	1,121	31	607	25	319	16	155	19	12	10
Installment and consumer lines	53	1	69	3	78	3	22	3	13	3
Unallocated	1,164	—	732	—	610	—	231	—	221	—

Total allowance for loan losses	$4,580	100%	$3,077	100%	$2,526	100%	$1,014	100%	$492	100%

Investment Securities

The Company’s investment securities portfolio consists of United States Government agency obligations and mortgage-backed securities. The following table sets forth the carrying values of the Company’s investment portfolio at the dates indicated (in thousands):

	At December 31,

	2005	2004	2003

Investment securities:

Available-for-sale:

Debt securities:
U.S. Government agency obligations	$15,743	$3,512	$493
Mortgage-backed securities	148,307	65,128	55,762
Equity securities	—	—	131

Total	$164,050	$68,640	$56,386

Held-to-maturity:

Municipal bonds	$21,119	$—	$—

Federal funds sold	$126,119	$63,831	$39,927

Interest-earning demand deposits in other banks	$—	$9,857	$9,694

The following table sets forth, by maturity distribution, certain information pertaining to the debt securities portfolio as follows ($ in thousands):

			After One Year		After Five Years
	One Year or Less		to Five Years		to Ten Years		After Ten Years		Total

	Amortized	Average	Amortized	Average	Amortized	Average	Amortized	Average	Amortized
	Cost	Yield	Cost	Yield	Cost	Yield	Cost	Yield	Cost

December 31, 2005:
U.S. Government agency securities	$—	—%	$500	3.1%	$15,463	3.9%	$—	—%	$15,963
Mortgage-backed securities	7,562	4.2	45,369	4.2	37,808	4.2	60,492	4.2	151,231
Municipal bonds	—	—	—	—	—	—	21,119	4.2	21,119

	$7,562	4.2%	$45,869	4.2%	$53,271	4.1%	$81,611	4.2%	$188,313

December 31, 2004:
U.S. Government agency securities	$—	—%	$500	3.1%	$3,018	2.5%	$—	—%	$3,518
Mortgage-backed securities	—	—	17,329	3.6	21,648	3.6	26,573	3.6	65,550

	$—	—%	$17,829	3.6%	$24,666	3.5%	$26,573	3.6%	$69,068

December 31, 2003:
U.S. Government agency securities	$500	3.1%	$—	—%	$—	—%	$—	—%	$500
Mortgage-backed securities	—	—	27,119	3.3	19,682	3.5	9,416	3.9	56,217

	$500	3.1%	$27,119	3.3%	$19,682	3.5%	$9,416	3.9%	$56,717

[Additional columns below]

[Continued from above table, first column(s) repeated]

Total

Average
Yield

December 31, 2005:
U.S. Government agency securities	3.8%
Mortgage-backed securities	4.2
Municipal bonds	4.2

4.0%

December 31, 2004:
U.S. Government agency securities	2.6%
Mortgage-backed securities	3.6

3.5%

December 31, 2003:
U.S. Government agency securities	3.1%
Mortgage-backed securities	3.9

3.9%

Statement of Financial Accounting Standards No. 115, which requires companies to classify investments securities, including mortgage-backed securities as either held-to-maturity, available-for-sale, or trading securities. Securities classified as held-to-maturity are carried at amortized cost. Securities classified as available-for-sale are reported at fair value, with unrealized gains and losses, net of tax effect, reported as a separate component of stockholders’ equity. Securities classified as trading securities are recorded at fair value, with unrealized gains and losses included in earnings. The Company has classified all securities as available-for-sale. Typically, an increase in interest rates results in a decrease in underlying market value and a decrease in the level of principal repayments on mortgage-backed securities. As a result of changes in market interest rates, changes in the market value of available-for-sale securities resulted in net unrealized losses of $1,961,000, $267,000 and $289,000 in stockholders’ equity at December 31, 2005, 2004 and 2003, respectively. These fluctuations in stockholders’ equity represent the after-tax impact of changes in interest rates on the value of these investments. Management has determined that these unrealized losses at December 31, 2005 are not considered other than temporary.

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

FDIC regulations limit the ability of certain insured depository institutions to accept, renew, or rollover deposits by offering rates of interest which are significantly higher than the prevailing rates of interest on deposits offered by other insured depository institutions having the same type of charter in such depository institutions’ normal market area. Under these regulations, “well capitalized” depository institutions may accept, renew, or rollover deposits at such rates without restriction, “adequately capitalized” depository institutions may accept, renew or rollover deposits at such rates with a waiver from the FDIC (subject to certain restrictions on payments of rates), and “undercapitalized” depository institutions may not accept, renew or rollover deposits at such rates. The regulations contemplate that the definitions of “well capitalized,” “adequately capitalized” and “undercapitalized” will be the same as the definitions adopted by the agencies to implement the prompt corrective action provisions of applicable law. See “Business — Supervision and Regulation — Capital Requirements.” As of December 31, 2005, the Bank met the definition of a “well capitalized” depository institution.

The following table shows the distribution of, and certain other information relating to, the Company’s deposit accounts by type ($ in thousands):

	At December 31,

	2005		2004		2003

		% of		% of		% of
	Amount	Deposits	Amount	Deposits	Amount	Deposits

Noninterest-bearing demand deposits	$98,082	16%	$52,472	14%	$42,348	15%
Savings and NOW deposits	55,614	9	35,620	10	30,033	11
Money-market deposits	217,281	35	131,131	36	89,970	31

Subtotal	370,977	60	219,223	60	162,351	57

Time deposits:
1.00% - 1.99%	656	1	5,289	1	—	—
2.00% - 2.99%	—	—	70,069	19	2,301	1
3.00% - 3.99%	117,657	19	57,002	16	87,250	30
4.00% - 4.99%	127,246	20	14,059	4	33,233	11
5.00% - 5.99%	—	—	—	—	1,437	1

Total time deposits (1)	245,559	40	146,419	40	124,221	43

Total deposits	$616,536	100%	$365,642	100%	$286,572	100%

(1)	Including individual retirement accounts (“IRAs”) of $10,958, $8,695 and $6,998 at December 31, 2005, 2004 and 2003, respectively.

The following tables show the average amount outstanding and the average rate paid on each of the following deposit account categories during the periods indicated ($ in thousands):

	Year Ended December 31,

	2005		2004		2003

	Average	Average	Average	Average	Average	Average
	Balance	Rate	Balance	Rate	Balance	Rate

Money-market deposits	$161,514	2.42%	$110,302	1.84%	$96,884	1.86%
Savings and NOW deposits	46,822	1.48	41,532	1.00	20,813	1.02
Time deposits	211,832	3.49	125,161	2.75	114,818	3.14

Total interest- bearing deposits	$420,168	2.85%	$276,995	2.13%	$232,515	2.40%

The Company does not have a concentration of deposits from any one source, the loss of which would have a material adverse effect on the Company. Management believes that substantially all of the Company’s depositors are residents in its primary market area. The Company currently does not accept brokered deposits. As shown in the tables below, a significant amount of the Company’s time deposits will mature during the year ending December 31, 2006. The high volume of maturities during this period is primarily due to customer demand for time deposits having original maturities of 12 months or less. Based upon current and anticipated levels of interest rates and past practice, the Company management anticipates that substantially all of the Company’s time deposits maturing during this time period will be renewed or replaced by certificates of deposit issued to other customers at competitive market rates, which may be higher or lower than the rates currently being paid. Consequently, the Company management does not believe that the maturity of the Company’s time deposits during the year ending December 31, 2006, will have a material adverse effect on the Company’s liquidity. However, if the Company is required to pay substantially higher rates to obtain the renewal of these or other time deposits or alternative sources of funds, the higher net interest expense could have a material adverse effect on the Company’s net earnings.

The following tables present by various interest rate categories the amounts of time deposits at December 31, 2005 which mature during the period indicated (in thousands):

	Due	Due	Due
	Under Three	3 Months to	1 Year to
	Months	12 Months	5 Years	Total

1.00% - 1.99%	$656	$—	$—	$656
2.00% - 2.99%	—	—	—	—
3.00% - 3.99%	16,931	82,452	18,274	117,657
4.00% - 4.99%	—	10,873	116,373	127,246

Total time deposits	$17,587	$93,325	$134,647	$245,559

Jumbo time deposits ($100,000 and over) mature as follows (in thousands):

	At December 31,

	2005	2004	2003

Due in three months or less	$14,544	$9,310	$11,023
Due from three months to one year	55,925	27,432	47,229
Due from twelve months to five years	113,551	56,992	18,347

	$184,020	$93,734	$76,599

Borrowings

The Company has sold securities to certain of its customers under agreements to repurchase. These borrowings are collateralized by certain securities owned by the Company. The following summarizes these borrowings ($ in thousands):

	At or For the Year Ended December 31,

	2005	2004	2003

Balance at year-end	$31,884	$2,009	$5,174
Average balance during the year	$6,707	$3,019	$1,489
Interest expense during the year	$212	$25	$7
Average interest rate during the year	3.16	.83%	.45%

The Company also has unsecured federal funds purchased lines of credit agreements with correspondent banks under which the Company could borrow up to $14.0 million. These lines are used for liquidity needs and generally are repaid within seven to fourteen days. At December 31, 2004, the Company had $4.0 million outstanding at a rate of 2.63%. The Company did not have any borrowings outstanding under these agreements at December 31, 2005 or 2003.

Selected Quarterly Results

	2005				2004

	Fourth	Third	Second	First	Fourth	Third	Second	First
	Quarter	Quarter	Quarter	Quarter	Quarter	Quarter	Quarter	Quarter

		(In thousands, except per share amounts
Interest income	$9,411	$8,067	$6,497	$5,307	$4,669	$4,264	$3,898	$3,824
Interest expense	3,936	3,443	2,741	2,086	1,675	1,518	1,401	1,319
Net interest income	5,475	4,624	3,756	3,221	2,994	2,746	2,497	2,505
Provision for loan losses	378	485	491	186	125	106	226	160
Noninterest income	221	218	205	157	159	139	122	127
Noninterest expense	3,069	2,934	2,736	2,334	2,065	1,829	1,649	1,803
Earnings before income taxes	2,249	1,423	734	858	963	950	744	669
Net earnings	1,455	898	456	526	591	584	467	399
Basic earnings per common share	.31	.19	.09	.15	.18	.18	.15	.12
Diluted earning per common share	.30	.18	.09	.15	.17	.18	.14	.12

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

Item 7A.     Quantitative and Qualitative Disclosures About Market Risk

Market risk is the risk of loss from adverse changes in market prices and rates. The Company’s market risk arises primarily from interest-rate risk inherent in its lending and deposit taking activities. The Company has little or no risk related to trading accounts, commodities or foreign exchange.

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

Disclosure about the fair value of financial instruments, which reflect changes in market prices and rates, can be found in Note 18 of the notes to the consolidated financial statements.

Item 8.     Financial Statements

The financial statements of the Company as of and for the years ended December 31, 2005 and 2004 are set forth in this Form 10-K as Exhibit 13.1.

Item 9.     Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

Not applicable.

Item 9A.     Controls and Procedures

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

Item 9B.     Other Information

Not Applicable.

PART III

Item 10.     Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act

The Company has a Code of Ethics that applies to its principal executive officer and principal financial officer (who is also its principal accounting officer), which is included as Exhibit 14.1 to this Form 10-K. The information contained under the sections captioned “Directors” and “Executive Officers” under “Election of Directors” and in the sections captioned “Audit Committee Report” and “Section 16(a) Reporting Requirements,” in the registrant’s definitive Proxy Statement for the Annual Meeting of Shareholders to be held on April 5, 2006, to be filed with the SEC pursuant to Regulation 14A within 120 days of the registrant’s fiscal year end (the “Proxy Statement”), as incorporated herein by reference.

Item 11.     Executive Compensation

The information contained in the section captioned “Information About the Board of Directors and Its Committees,” and “Executive Compensation and Benefits” under “Election of Directors” in the Proxy Statement, is incorporated herein by reference.

Item 12.     Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Information contained in the section captioned “Directors” and “Management and Principal Stock Ownership” under “Election of Directors,” and under the table captioned “Equity Compensation Plan Information,” in the Proxy Statement, is incorporated herein by reference.

Item 13.     Certain Relationships and Related Transactions

The information contained in the section captioned “Certain Transactions” under “Election of Directors” in the Proxy Statement, is incorporated herein by reference.

Item 14.     Principal Accountant Fees and Services

The information contained in the section captioned “Independent Public Accountants” in the Proxy Statement is incorporated herein by reference.

Item 15.     Exhibits

3.1	—	Articles of Incorporation of United Heritage Bankshares of Florida, Inc. **
3.2	—	Bylaws of United Heritage Bankshares of Florida, Inc. ****
4.1	—	Specimen Stock Certificate of United Heritage Bankshares of Florida, Inc. **
10.1	—	Employment Agreement, dated as of March 15, 2004, between United Heritage Bank and David G. Powers ***
10.2	—	United Heritage Bankshares of Florida, Inc. Directors’ Stock Option Plan *
10.3	—	United Heritage Bankshares of Florida, Inc.’s Officers’ and Employees’ Stock Option Plan *
10.4	—	Employment Agreement, dated as of March 15, 2004, between United Heritage Bank and Shirley L. Tyler ***
13.1	—	Financial Statements of United Heritage Bankshares of Florida, Inc. and Subsidiary
14.1	—	Code of Ethics *
21.1	—	List of Subsidiaries of United Heritage Bankshares of Florida, Inc.
23.1	—	Consent of Osburn, Henning and Company
31.1	—	Certification of Chief Executive Officer required by Rule 13a-14(a)/15d-14(a) under the Exchange Act
31.2	—	Certification of Chief Financial Officer required by Rule 13a-14(a)/15d-14(a) under the Exchange Act

32.1	—	Certification of Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	—	Certification of Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Incorporated by reference to the corresponding exhibit number in the Company’s Form 10-KSB filed for the year ended December 31, 2003.

**	Incorporated by reference to the corresponding exhibit number in the Company’s Form 10-QSB filed for the quarter ended March 31, 2003.

***	Incorporated by reference to the corresponding exhibit number in the Company’s Form 10-QSB filed for the quarter ended March 31, 2004.

****	Incorporated by reference to the corresponding exhibit number in the Company’s Form 10-QSB filed for the quarter ended June 30, 2004.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has caused this report to be duly signed on its behalf by the undersigned, thereunto duly authorized, in the City of Orlando, State of Florida, on the 6 day of March, 2006.

UNITED HERITAGE BANKSHARES OF
FLORIDA, INC.

/s/ David G. Powers

President and Chief Executive Officer

/s/ Shirley L. Tyler

Executive Vice President and Treasurer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on March 6, 2006.

Signature	Title

/s/ James L. Hewitt James L. Hewitt	Director

/s/ David G. Powers David G. Powers	Director

/s/ J. Michael Hattaway J. Michael Hattaway	Director

/s/ Vincent S. Hughes Vincent S. Hughes	Director

/s/ Randy O. Burden Randy O. Burden	Director

United Heritage Bankshares of Florida, Inc.

Form 10-K
For Fiscal Year Ending December 31, 2005

EXHIBIT INDEX

Exhibit
No.	Exhibit

13.1	Financial Statements of United Heritage Bankshares of Florida, Inc. and Subsidiary
21.1	Subsidiaries of the Registrant
23.1	Consent of Osburn, Henning and Company
31.1	Certification of President and Chief Executive Officer under §302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Executive Vice President and Treasurer under §302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of President and Chief Executive Officer under §906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Executive Vice President and Treasurer under §906 of the Sarbanes-Oxley Act of 2002