Form 10-K/A
period 2005-12-31
UNITED HERITAGE BANKSHARES OF FLORIDA INC
filed 2006-03-09
CIK 1230299

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/A

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

Explanatory Note:

This Amendment No. 1 on Form 10K/A to the United Heritage Bankshares of Florida, Inc. Annual Report on Form 10K for the fiscal year ending December 31, 2005 filed with the Securities and Exchange Commission on March 7, 2006 is being filed solely to include the Independent Auditors Report (Page F-1) which was inadvertently omitted from the initial Form 10-K. There are no other changes from the initial Form 10-K filing.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Shareholders

United Heritage Bankshares of Florida, Inc.
Orlando, Florida

We have audited the accompanying consolidated balance sheets of United Heritage Bankshares of Florida, Inc. and Subsidiary as of December 31, 2005 and 2004, and the related consolidated statements of income, shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2005. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principals used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of United Heritage Bankshares of Florida, Inc. and its Subsidiary as of December 31, 2005 and 2004, and the results of their operations and their cash flows for each of the three years ended December 31, 2005, in conformity with U.S. generally accepted accounting principles.

OSBURN, HENNING AND COMPANY

Orlando, Florida

March 7, 2006

F-1

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has caused this Amendment No. 1 to Form 10-K report to be duly signed on its behalf by the undersigned, thereunto duly authorized, in the City of Orlando, State of Florida, on the 8th day of March, 2006.

UNITED HERITAGE BANKSHARES OF
FLORIDA, INC.

/s/ David G. Powers

President and Chief Executive Officer

/s/ Shirley L. Tyler

Executive Vice President and Treasurer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Amendment No. 1 to Form 10-K report has been signed below by the following persons on behalf of the Registrant and in the capacities and on March  8, 2006.

Signature	Title

/s/ James L. Hewitt James L. Hewitt	Director

/s/ David G. Powers David G. Powers	Director

/s/ J. Michael Hattaway J. Michael Hattaway	Director

/s/ Vincent S. Hughes Vincent S. Hughes	Director

/s/ Randy O. Burden Randy O. Burden	Director

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