Form 10-Q
period 2006-03-31
UNITED HERITAGE BANKSHARES OF FLORIDA INC
filed 2006-05-10
CIK 1230299

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2006
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
     Check whether the Registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days: Yes ☑ No ☐
     Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of an “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act) (check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☑
     Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
     Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Common stock, par value $.01 per share	4,925,835 shares outstanding at April 24, 2006

UNITED HERITAGE BANKSHARES OF FLORIDA, INC.

UNITED HERITAGE BANKSHARES OF FLORIDA, INC.
Part I. FINANCIAL INFORMATION
Item 1. Financial Statements
Condensed Consolidated Balance Sheets
($ in thousands, except per share amounts)

	At	At
	March 31,	December 31,
	2006	2005
	(Unaudited)
Assets

Cash and due from banks	$21,206	$21,604
Federal funds sold	133,732	126,119

Total cash and cash equivalents	154,938	147,723

Securities available for sale	155,016	164,050
Securities held to maturity	22,506	21,119
Loans, net of allowance for loan losses of $4,878 and $4,580	382,696	360,425
Accrued interest receivable	2,391	2,599
Property and equipment, net	7,435	7,527
Net deferred tax asset	3,368	2,771
Goodwill	950	950
Core deposit intangible, net	183	200
Other assets	762	530

Total assets	$730,245	$707,894

Liabilities and Shareholders’ Equity

Liabilities:
Deposits:
Noninterest-bearing demand deposits	$113,030	$98,082
Savings, NOW and money-market deposits	256,475	272,895
Time deposits	262,582	245,559

Total deposits	632,087	616,536

Borrowings	37,037	31,884
Other liabilities	2,128	1,687

Total liabilities	671,252	650,107

Shareholders’ equity:
Common stock, $.01 par value, 20 million shares authorized, 4,885,835 and 4,871,908 shares issued and outstanding	49	49
Additional paid-in capital	54,611	54,361
Retained earnings	7,052	5,338
Accumulated other comprehensive loss	(2,719)	(1,961)

Total shareholders’ equity	58,993	57,787

Total liabilities and shareholders’ equity	$730,245	$707,894

See accompanying Notes to Condensed Consolidated Financial Statements.

UNITED HERITAGE BANKSHARES OF FLORIDA, INC.
Condensed Consolidated Statements of Income (Unaudited)
($ in thousands, except per share amounts)

	Three Months Ended
	March 31,
	2006	2005
Interest income:
Loans	$7,420	$4,059
Securities	1,852	740
Other	1,059	508

Total interest income	10,331	5,307

Interest expense:
Deposits	4,141	2,074
Borrowings	215	12

Total interest expense	4,356	2,086

Net interest income	5,975	3,221

Provision for loan losses	299	186

Net interest income after provision for loan losses	5,676	3,035

Noninterest income:
Service charges and fees on deposit accounts	186	123
Other	47	34

Total noninterest income	233	157

Noninterest expense:
Salaries and employee benefits	1,673	1,211
Occupancy and equipment	659	467
Other	883	656

Total noninterest expense	3,215	2,334

Income before income taxes	2,694	858

Income taxes	980	332

Net income	$1,714	$526

Earnings per share:
Basic	$.35	$.15

Diluted	$.34	$.15

Dividends per share	$—	$—

See accompanying Notes to Condensed Consolidated Financial Statements.

UNITED HERITAGE BANKSHARES OF FLORIDA, INC.
Condensed Consolidated Statements of Shareholders’ Equity (Unaudited)
Three Months Ended March 31, 2006 and 2005
($ in thousands)

					Accumulated
					Other
	Common Stock		Additional		Compre-	Total
	Number of	Par	Paid-In	Retained	hensive	Shareholders’
	Shares	Value	Capital	Earnings	Loss	Equity
Balance at December 31, 2004	3,263,406	$33	$32,021	$2,003	$(267)	$33,790

Comprehensive income (loss):
Net income	—	—	—	526	—	526

Other comprehensive loss-change in unrealized loss on securities available for sale, net of tax	—	—	—	—	(989)	(989)

Comprehensive income (loss)						(463)

Net proceeds from the sale of common stock under a private placement offering	1,537,222	15	21,463	—	—	21,478

Balance at March 31, 2005	4,800,628	$48	$53,484	$2,529	$(1,256)	$54,805

Balance at December 31, 2005	4,871,908	49	54,361	5,338	(1,961)	57,787

Comprehensive income:
Net income	—	—	—	1,714	—	1,714

Other comprehensive loss-change in unrealized loss on securities available for sale, net of tax	—	—	—	—	(758)	(758)

Comprehensive income						956

Proceeds from stock options exercised	13,927	—	167	—	—	167

Share-based compensation	—	—	67	—	—	67

Tax benefit from stock options exercised	—	—	16	—	—	16

Balance at March 31, 2006	4,885,835	$49	$54,611	$7,052	$(2,719)	$58,993

See accompanying Notes to Condensed Consolidated Financial Statements.

UNITED HERITAGE BANKSHARES OF FLORIDA, INC.
Condensed Consolidated Statements of Cash Flows (Unaudited)
(In thousands)

	Three Months Ended
	March 31,
	2006	2005
Cash flows from operating activities:
Net income	$1,714	$526
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	299	186
Depreciation and amortization	218	150
Deferred income tax benefit	(140)	(75)
Net amortization of premiums and discounts on securities	127	168
Share-based compensation	67	—
Amortization of core deposit intangible	17	17
Net change in period-end balances of:
Other assets	(24)	(263)
Other liabilities	457	149

Net cash provided by operating activities	2,734	858

Cash flows from investing activities:
Purchase of securities held to maturity	(1,389)	—
Purchase of securities available for sale	—	(43,994)
Principal collections, calls and maturities of securities available for sale	7,694	6,456
Net funding of loans	(22,570)	(12,939)
Purchase of premises and equipment	(126)	(220)

Net cash used in investing activities	(16,390)	(50,697)

Cash flows from financing activities:
Net increase in deposits	15,551	70,011
Net increase (decrease) in borrowings	5,153	(2,673)
Net proceeds from sale of common stock	—	21,478
Exercise of stock options	167	—

Net cash provided by financing activities	20,871	88,816

Net increase in cash and cash equivalents	7,215	38,977

Cash and cash equivalents at beginning of period	147,723	85,971

Cash and cash equivalents at end of period	$154,938	$124,948

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$4,195	$2,132

Income taxes	$2,250	$140

Noncash transactions:
Accumulated other comprehensive loss: net change in unrealized loss on securities available for sale, net of tax	$(758)	$(989)

Reduction of other liabilities from tax benefit from stock options exercised	$(16)	$—

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
In the opinion of the management of the Company, the accompanying condensed consolidated financial statements contain all adjustments (consisting of normal recurring accruals) necessary to present fairly the financial position at March 31, 2006 and the results of operations and cash flows for the three-month periods ended March 31, 2006 and 2005. The results of operations for the three-month period ended March 31, 2006 are not necessarily indicative of results that may be expected for the year ending December 31, 2006.
The condensed consolidated financial statements include the accounts of the Holding Company and the Bank. All significant intercompany accounts and transactions have been eliminated in consolidation.
2. Loans. The components of loans are summarized as follows (in thousands):

	At	At
	March 31,	December 31,
	2006	2005
Real estate — mortgage	$189,515	$179,323
Construction and land development	124,385	111,698
Commercial, financial and agricultural	68,503	69,266
Installment and consumer lines	5,809	5,349

Total loans	388,212	365,636

Allowance for loan losses	(4,878)	(4,580)
Deferred loan fees, net	(638)	(631)

Loans, net	$382,696	$360,425

(continued)

UNITED HERITAGE BANKSHARES OF FLORIDA, INC.
Notes to Condensed Consolidated Financial Statements (Unaudited), Continued
3. Loan Impairment and Loan Losses. An analysis of the change in the allowance for loan losses follows (in thousands):

	Three Months Ended
	March 31,
	2006	2005
Balance at January 1	$4,580	$3,077
Provision for loan losses	299	186
Loan charge-offs, net of recoveries	(1)	(10)

Balance at March 31	$4,878	$3,253

     The following summarizes impaired loans (in thousands):

	At
	March 31,	December 31,
	2006	2005
Impaired loans with a valuation allowance	$41	$44
Impaired loans without a valuation allowance	—	—
Less: Valuation allowance on impaired loans	(4)	(4)

Total net impaired loans	$37	$40

The average net investment in impaired loans and interest income recognized and received on impaired loans was as follows (in thousands):

	Three Months Ended
	March 31,
	2006	2005
Average net investment in impaired loans	$39	$59

Interest income recognized on impaired loans	$—	$—

Interest income received on impaired loans	$—	$—

     Nonaccrual and accruing loans past due 90 days or more follows (in thousands):

	At
	March 31,	December 31,
	2006	2005
Nonaccrual loans	$41	$44
Accruing loans past due 90 days or more	—	—

Total	$41	$44

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

	Three Months Ended
	March 31,
	2006	2005
Weighted-average common shares outstanding	4,877,479	3,502,529
Dilutive shares issuable under stock option plans	126,954	101,037

Weighted-average common shares on a diluted basis	5,004,433	3,603,566

5. Private Placement Offering. On March 2, 2005, the Company sold 1,537,222 shares of its common stock in a private placement transaction at $14.00 per share. The Company raised $21.5 million after deducting related offering costs.
6. Stock Option Plans. The Company has two stock option plans permitting the granting of stock options for up to 915,956 shares of the Company’s common stock to selected officers, employees and directors of the Company.
The following is a summary of stock option transactions during the three-month periods ended March 31, 2006 and 2005:

		Average
	Number of	Exercise
	Options	Price
Outstanding, December 31, 2004	546,716	$11.41
Granted	12,500	14.00

Outstanding, March 31, 2005	559,216	$11.47

Outstanding, December 31, 2005	700,810	$12.22
Granted	20,200	15.00
Exercised	(13,927)	12.00

Outstanding, March 31, 2006	707,083	$12.30

(continued)

UNITED HERITAGE BANKSHARES OF FLORIDA, INC.
Notes to Condensed Consolidated Financial Statements (Unaudited), Continued
6. Stock Option Plans, Continued. Prior to January 1, 2006, the Company’s stock option plans were accounted for under the recognition and measurement provisions of APB Opinion No. 25 (Opinion 25), Accounting for Stock Issued to Employees, and related Interpretations, as permitted by FASB Statement No. 123, Accounting for Stock-Based Compensation (as amended by SFAS No. 148, Accounting for Stock-Based Compensation Transition and Disclosure) (collectively SFAS 123). No stock-based employee compensation cost was recognized in the Company’s statements of income through December 31, 2005, as all options granted under the plans had an exercise price equal to the market value of the underlying common stock on the date of grant. Effective January 1, 2006, the Company adopted the fair value recognition provisions of FASB Statement No. 123(R), Share-Based Payment (SFAS 123R), using the modified-prospective-transition method. Under that transition method, compensation cost recognized in 2006 includes: (a) compensation cost for all share-based payments granted prior to, but not yet vested as of January 1, 2006, based on the grant date fair value calculated in accordance with the original provisions of SFAS 123, and (b) compensation cost for all share-based payments granted subsequent to December 31, 2005, based on the grant-date fair value estimated in accordance with the provisions of SFAS 123(R). As of December 31, 2005, there were 700,210 options outstanding, of which 466,046 were exercisable.
As a result of adopting SFAS 123(R) on January 1, 2006, the Company’s income before income taxes for the three-months ended March 31, 2006 was $67,500 lower than it would have been, had the Company continued to account for share-based compensation under Opinion 25. As of March 31, 2006, there are 234,164 nonvested options outstanding, and $926,000 of total unrecognized compensation cost related to these nonvested options. This cost is expected to be recognized monthly on a straight-line basis over each option’s vesting period through December 31, 2011.
(continued)

UNITED HERITAGE BANKSHARES OF FLORIDA, INC.
Notes to Condensed Consolidated Financial Statements (Unaudited), Continued
6. Stock Option Plans, Continued. The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of SFAS 123 to options granted under the Company’s stock option plan for the three months ended March 31, 2005. For purposes of this pro forma disclosure, the value of the options is estimated using the Black-Scholes option-pricing model and is being amortized to expense over the options’ vesting periods (in thousands, except per share data).

Three Months Ended
March 31,
2005
Net income, as reported	$526
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards	(32)

Proforma net income	$494

Basic earnings per share:
As reported	$.15

Proforma	$.14

Diluted earnings per share:
As reported	$.15

Proforma	$.14

The weighted-average grant date fair value per option of stock options granted during the periods are as follows:

Three Months Ended
March 31,
2006	2005
$4.79	$4.82
Assumptions used in determining the above fair value are:

	Three Months Ended
	March 31,
	2006	2005
Risk free rate	4.43%	4.23%
Expected life (years)	7.5	10
Dividend yield	—	—
Estimated volatility	14.64%	—%
7. Reclassifications. Certain amounts in the 2005 condensed consolidated financial statements have been reclassified to conform to the 2006 presentation.

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
The following summarizes the Company’s contractual obligations, including certain on-balance sheet and off-balance sheet obligations, at March 31, 2006 (in thousands):

Contractual Obligations	Amount
Time deposit maturities	$262,582
Borrowings	37,037
Operating leases	7,098
Loan commitments and unused lines of credit	71,787
Standby letters of credit	5,832
Undisbursed construction loans in process	64,445

Total	$448,781

Management believes that the Company has adequate resources to fund all its obligations, and approximately $310 million of its existing obligations will be funded within 12 months and, if so desired, the Company can adjust the rates and terms on time deposits and other deposit accounts to retain or obtain new deposits in a changing interest-rate environment.
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

UNITED HERITAGE BANKSHARES OF FLORIDA, INC.
Quantitative measures established by regulation to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and percentages of total and Tier 1 capital to risk-weighted assets, and of Tier 1 capital to average assets. If such minimum amounts and percentages are met, the Company and the Bank are considered “adequately capitalized”. If the actual amounts exceed the requirements of “adequately capitalized”, and meet even more stringent minimum standards, they are considered “well capitalized”. Management believes as of March 31, 2006, the Company and the Bank meet all capital adequacy requirements to which they are subject.
The table below shows the total risk-based, Tier 1 risk-based, and Tier 1 leverage ratios of the Company and the Bank at March 31, 2006 and December 31, 2005, and the minimum required amounts and percentages ($ in thousands).

					Minimum
					To Be Well
					Capitalized Under
			Minimum Capital		Prompt Corrective
	Actual		Requirement		Action Provisions
	Amount	%	Amount	%	Amount	%
As of March 31, 2006:
Total capital to Risk- Weighted assets:
Consolidated	$65,457	13.71%	$38,189	8.00%	$47,736	10.00%
Bank	$63,973	13.31%	$38,462	8.00%	$48,078	10.00%
Tier I Capital to Risk- Weighted Assets:
Consolidated	$60,579	12.69%	$19,095	4.00%	$28,642	6.00%
Bank	$59,086	12.29%	$19,231	4.00%	$28,847	6.00%
Tier I Capital to Average Assets:
Consolidated	$60,579	8.91%	$27,182	4.00%	$33,978	5.00%
Bank	$59,086	8.90%	$27,175	4.00%	$33,969	5.00%

As of December 31, 2005:
Total capital to Risk- Weighted assets:
Consolidated	$63,178	13.96%	$36,200	8.00%	$45,250	10.00%
Bank	$61,852	13.59%	$36,416	8.00%	$45,520	10.00%
Tier I Capital to Risk- Weighted Assets:
Consolidated	$58,598	12.95%	$18,100	4.00%	$27,150	6.00%
Bank	$57,272	12.58%	$18,208	4.00%	$27,312	6.00%
Tier I Capital to Average Assets:
Consolidated	$58,598	8.97%	$26,140	4.00%	$32,676	5.00%
Bank	$57,272	8.77%	$26,134	4.00%	$32,668	5.00%

UNITED HERITAGE BANKSHARES OF FLORIDA, INC.
Results of Operation
The following table shows selected ratios for the periods ended or at the dates indicated:

	Three Months		Three Months
	Ended	Year Ended	Ended
	March 31,	December 31,	March 31,
	2006	2005	2005
Average equity as a percentage of average assets	8.62%	9.19%	8.56%

Total equity to total assets at end of period	8.08%	8.16%	11.07%

Return on average assets (1)	1.01%	.59%	.48%

Return on average equity (1)	11.69%	6.45%	5.58%

Noninterest expense to average assets (1)	1.89%	1.97%	2.12%

Nonperforming loans and foreclosed assets to total assets at end of period	.01%	NIL	.01%

(1)	Annualized for the three months ended March 31, 2006 and 2005.
     The following table shows selected yields and rates during the periods indicated:

	Three		Three
	Months Ended	Year Ended	Months Ended
	March 31,	December 31,	March 31,
	2006	2005	2005
Loans	7.94%	7.10%	6.65%
Investment securities	4.08%	3.75%	3.48%
Other interest-earning assets	4.48%	3.29%	2.42%
All interest-earning assets	6.36%	5.54%	5.14%
Savings, NOW and money-market deposits	2.59%	2.21%	1.87%
Time deposits	4.03%	3.49%	3.10%
All interest-bearing liabilities	3.36%	2.84%	2.46%
Interest-rate spread	3.00%	2.68%	2.68%
Changes in Financial Condition
During 2006, the Company continued its expansion in the Central Florida market place. Total assets increased $22.3 million or 3.2%, from $707.9 million at December 31, 2005 to $730.2 million at March 31, 2006, primarily as a result of increased loan volumes. Deposits increased $15.5 million from $616.5 million at December 31, 2005 to $632.1 million at March 31, 2006. The $1.2 million net increase in shareholders’ equity during the three months ended March 31, 2006 resulted from $.2 from stock options exercised and net income of $1.7 million, offset by a decrease in the accumulated other comprehensive loss of $.8.

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

	Three Months Ended March 31,
	2006			2005
		InterestAverage			InterestAverage
	Average	andYield/		Average	andYield/
	Balance	DividendsCost		Balance	DividendsCost
		($in thousands)
Interest-earning assets:
Loans	$373,816	7,4207.94%		$247,449	$4,0596.65%
Securities	181,378	1,8524.08%		86,151	7403.48%
Other (1)	94,456	1,0594.48%		84,939	5082.43%

Total interest-earning assets	649,650	10,3316.36%		418,539	5,3075.14%

Noninterest-earning assets	30,945			28,457

Total assets	$680,595			$446,996

Interest-bearing liabilities:
Savings, NOW and money-market accounts	241,034	1,5622.59%		175,714	8111.87%
Time deposits	256,032	2,5794.03%		165,166	1,2633.10%
Other borrowings (2)	21,895	2153.93%		2,339	122.08%

Total interest-bearing liabilities	518,961	4,3563.36%		343,219	2,0862.46%

Noninterest-bearing deposits	100,954			65,267
Noninterest-bearing liabilities	2,015			247
Shareholders’ equity	58,665		38,263

Total liabilities and shareholders’ equity	$680,595			$446,996

Net interest income		$5,975			$3,221

Interest-rate spread (3)		3.00%			2.68%

Net interest margin (4)		3.68%			3.12%

Ratio of interest-earning assets to interest-bearing liabilities	1.25			1.22

(1)	Includes interest-earning demand deposits and federal funds sold.

(2)	Includes securities sold under agreements to repurchase and federal funds purchased lines of credit.

(3)	Interest-rate spread represents the difference between the average yield on interest-earning assets and the average cost of interest-bearing liabilities.

(4)	Net interest margin is annualized net interest income divided by average interest-earning assets.

UNITED HERITAGE BANKSHARES OF FLORIDA, INC.
Comparison of the Three-Month Periods Ended March 31, 2006 and 2005
General Operating Results. Net income for the three-month period ended March 31, 2006 was $1,714,000, or $.35 per basic and $.34 per diluted share, compared to $526,000, or $.15 per basic and diluted share, for the comparable period in 2005. The increase in net income resulted primarily from an increase in net interest income, partially offset by an increase in noninterest expense.
Interest Income. Interest income increased $5.0 million or 94.7% to $10.3 million for the three-month period ended March 31, 2006, compared to the three-month period ended March 31, 2005. The increase was due to an increase in the average balance of interest-earning assets from $418.5 million for the three months ended March 31, 2005 to $649.7 million for the three months ended March 31, 2006 and an increase in the weighted-average yield from 5.14% during the 2005 period to 6.36% during the 2006 period.
Interest Expense. Interest expense increased $2.3 million or 108.8%, from $2.1 million for the three-month period ended March 31, 2005 to $4.4 million for the three-month period ended March 31, 2006. The increase was due to an increase in the average cost of interest-bearing liabilities from 2.46% for the three months ended March 31, 2005 to 3.36% for the comparable 2006 period, and an increase of $175.7 million or 51.2% in average interest-bearing liabilities outstanding. Average interest-bearing deposits increased from $340.9 million outstanding during the three months ended March 31, 2005 to $497.1 million outstanding during the comparable period for 2006. Average borrowings increased from $2.3 million during the three months ended March 31, 2005 to $21.9 million for the comparable 2006 period.
Provision for Loan Losses. The provision for loan losses is charged to income to increase the total loan loss allowance to a level deemed appropriate by management. The provision is based upon the volume and type of lending conducted by the Company, the Company’s charge-off experience, industry standards, the amount of nonperforming loans, general economic conditions, particularly as they relate to the Company’s market area, and other factors related to the collectibility of the Company’s loan portfolio. The Company recorded provisions for loan losses for the three-month periods ended March 31, 2006 and 2005 of $299,000 and $186,000, respectively. Net loans charged off for the three-month periods ended March 31, 2006 and 2005 were $1,000 and $10,000, respectively. Management believes that the allowance for loan losses, which was $4.9 million or 1.25% of gross loans at March 31, 2006, is adequate.
Noninterest Income. Noninterest income increased $76,000 or 48.4% from $157,000 during the 2005 period to $233,000 during the 2006 period. Most of this increase was due to a $63,000 increase in service charges and fees on deposit accounts.
Noninterest Expense. Noninterest expense increased by $881,000 or 37.7% from $2.3 million for the three-month period ended March 31, 2005 to $3.2 million for the three-month period ended March 31, 2006. The increase was primarily due to increases of $462,000 in salaries and employee benefits and $192,000 in occupancy and equipment expense, generally related to the overall growth of the Company.
Income Taxes. Income taxes were $332,000 for the three-month period ended March 31, 2005 (an effective tax rate of 38.7%) and $980,000 (an effective tax rate of 36.4%) for the corresponding period in 2006. The effective rate includes state income tax at an effective rate of 3.6%.

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
Management actively monitors and manages its interest rate risk exposure. The primary objective in managing interest-rate risk is to limit, within established guidelines, the adverse impact of changes in interest rates on the Company’s net interest income and capital, while adjusting the Company’s asset-liability structure to obtain the maximum yield-cost spread on that structure. Management relies primarily on its asset-liability structure to control interest rate risk. However, a sudden and substantial increase in interest rates could adversely impact the Company’s earnings, to the extent that the interest rates borne by assets and liabilities do not change at the same speed, to the same extent, or on the same basis. There has been no significant change in the Company’s market risk exposure since December 31, 2005.
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
Item 1(A). Risk Factors
There are no material changes from the risk factors as previously disclosed in the registrant’s 2005 Form 10K.

Item 2.	Unregistered Sales of Equity Securities, Use of Proceeds and Issuer Purchases of Equity Securities
Not applicable.
Item 3. Defaults upon Senior Securities
Not applicable
Item 4. Submission of Matters to a Vote of Security Holders
No matters were submitted to a vote of security holders during the quarter ended March 31, 2006.
Item 5. Other Information
Not applicable

UNITED HERITAGE BANKSHARES OF FLORIDA, INC.
Item 6. Exhibits
(a) The following exhibits are filed as part of this report.

3.1	-	Articles of Incorporation of United Community Bankshares of Florida, Inc. **

3.2	-	Bylaws of United Heritage Bankshares of Florida, Inc. ****

4.1	-	Specimen Stock Certificate of United Heritage Bankshares of Florida, Inc. **

10.1	-	Employment Agreement, dated as of March 15, 2004, between United Heritage Bank and David G. Powers ***

10.2	-	United Heritage Bankshares of Florida, Inc. Directors’ Stock Option Plan *

10.3	-	United Heritage Bankshares of Florida, Inc.’s Officers’ and Employees’ Stock Option Plan *

10.4	-	Employment Agreement, dated as of March 15, 2004, between United Heritage Bank and Shirley L. Tyler ***

14.1	-	Code of Ethics *

21.1	-	List of subsidiaries of United Heritage Bankshares of Florida, Inc.

31.1	-	Certification of Chief Executive Officer required by Rule 13a-14(a)/15d-14(a) under the Exchange Act

31.2	-	Certification of Chief Financial Officer required by Rule 13a-14(a)/15d-14(a) under the Exchange Act

32.1	-	Certification of Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	-	Certification of Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Incorporated by reference to the corresponding exhibit number in the Company’s Form 10-KSB filed for the year ended December 31, 2003.

**	Incorporated by reference to the corresponding exhibit number in the Company’s Form 10-QSB filed for the quarter ended March 31, 2003.

***	Incorporated by reference to the corresponding exhibit number in the Company’s Form 10-QSB filed for the quarter ended March 31, 2004.

****	Incorporated by reference to the corresponding exhibit number in the Company’s Form 10-QSB filed for the quarter ended September 30, 2004.

UNITED HERITAGE BANKSHARES OF FLORIDA, INC.
SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.
Date: May 8, 2006

United Heritage Bankshares of Florida, Inc.

By:	/s/ David G. Powers

Name:	David G. Powers, President and
Chief Executive Officer

By:	/s/ Shirley L. Tyler

Name:	Shirley L. Tyler, Executive Vice
President and Treasurer

United Heritage Bankshares of Florida, Inc.
Form 10-Q
For the Quarter Ended March 31, 2006
EXHIBIT INDEX

Exhibit
No.	Exhibit
21.1	Subsidiaries of the Registrant

31.1	Certification of President and Chief Executive Officer under §302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Executive Vice President and Treasurer under §302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of President and Chief Executive Officer under §906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Executive Vice President and Treasurer under §906 of the Sarbanes-Oxley Act of 2002