Form 10-Q
period 2006-06-30
UNITED HERITAGE BANKSHARES OF FLORIDA INC
filed 2006-08-09
CIK 1230299

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2006
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
Large accelerated filer ☐      Accelerated filer ☐     Non-accelerated filer ☑
     Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No☑
     Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Common stock, par value $.01 per share	4,941,269 shares outstanding at August 3, 2006

UNITED HERITAGE BANKSHARES OF FLORIDA, INC.

UNITED HERITAGE BANKSHARES OF FLORIDA, INC.
Part I. FINANCIAL INFORMATION
Item 1. Financial Statements
Condensed Consolidated Balance Sheets
($ in thousands, except per share amounts)

	At	At
	June 30,	December 31,
	2006	2005
	(Unaudited)
Assets

Cash and due from banks	$14,537	$21,604
Federal funds sold	130,703	126,119

Total cash and cash equivalents	145,240	147,723

Securities available for sale	155,309	164,050
Securities held to maturity	30,990	21,119
Loans, net of allowance for loan losses of $4,975 and $4,580	392,400	360,425
Accrued interest receivable	2,715	2,599
Property and equipment, net	9,552	7,527
Net deferred tax asset	4,189	2,771
Goodwill	950	950
Core deposit intangible, net	167	200
Other assets	565	530

Total assets	$742,077	$707,894

Liabilities and Shareholders’ Equity

Liabilities:
Deposits:
Noninterest-bearing demand deposits	$110,340	$98,082
Savings, NOW and money-market deposits	244,730	272,895
Time deposits	273,740	245,559

Total deposits	628,810	616,536

Borrowings	50,719	31,884
Other liabilities	1,558	1,687

Total liabilities	681,087	650,107

Shareholders’ equity:
Common stock, $.01 par value, 20 million shares authorized, 4,941,269 and 4,871,908 shares issued and outstanding	49	49
Additional paid-in capital	55,426	54,361
Retained earnings	9,052	5,338
Accumulated other comprehensive loss	(3,537)	(1,961)

Total shareholders’ equity	60,990	57,787

Total liabilities and shareholders’ equity	$742,077	$707,894

See accompanying Notes to Condensed Consolidated Financial Statements.

UNITED HERITAGE BANKSHARES OF FLORIDA, INC.
Condensed Consolidated Statements of Income (Unaudited)
($ in thousands, except per share amounts)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2006	2005	2006	2005
Interest income:
Loans	$8,119	$4,679	$15,539	$8,738
Securities	1,859	1,041	3,711	1,781
Other	1,299	777	2,359	1,285

Total interest income	11,277	6,497	21,609	11,804

Interest expense:
Deposits	4,770	2,710	8,911	4,784
Borrowings	294	31	509	43

Total interest expense	5,064	2,741	9,420	4,827

Net interest income	6,213	3,756	12,189	6,977

Provision for loan losses	95	491	395	677

Net interest income after provision for loan losses	6,118	3,265	11,794	6,300

Noninterest income:
Service charges and fees on deposit accounts	176	133	363	256
Other	82	72	128	106

Total noninterest income	258	205	491	362

Noninterest expense:
Salaries and employee benefits	1,708	1,448	3,381	2,659
Occupancy and equipment	663	535	1,322	1,002
Other	885	753	1,768	1,409

Total noninterest expense	3,256	2,736	6,471	5,070

Income before income taxes	3,120	734	5,814	1,592

Income taxes	1,120	278	2,100	610

Net income	$2,000	$456	$3,714	$982

Earnings per share:
Basic	$.41	$.09	$.76	$.24

Diluted	$.40	$.09	$.74	$.23

Dividends per share	$—	$—	$—	$—

See accompanying Notes to Condensed Consolidated Financial Statements.

UNITED HERITAGE BANKSHARES OF FLORIDA, INC.
Condensed Consolidated Statements of Shareholders’ Equity (Unaudited)
Six Months Ended June 30, 2006 and 2005
($ in thousands)

					Accumulated
					Other
	Common Stock		Additional		Compre-	Total
	Number of	Par	Paid-In	Retained	hensive	Shareholders’
	Shares	Value	Capital	Earnings	Loss	Equity
Balance at December 31, 2004	3,263,406	$33	$32,021	$2,003	$(267)	$33,790

Comprehensive income:
Net income	—	—	—	982	—	982

Other comprehensive loss-change in unrealized loss on securities available for sale, net of tax	—	—	—	—	(397)	(397)

Comprehensive income						585

Net proceeds from the sale of common stock under a private placement offering	1,537,222	15	21,463	—	—	21,478

Proceeds from stock options exercised	6,390	—	50	—	—	50

Balance at June 30, 2005	4,807,018	$48	$53,534	$2,985	$(664)	$55,903

Balance at December 31, 2005	4,871,908	49	54,361	5,338	(1,961)	57,787

Comprehensive income:
Net income	—	—	—	3,714	—	3,714

Other comprehensive loss-change in unrealized loss on securities available for sale, net of tax	—	—	—	—	(1,576)	(1,576)

Comprehensive income						2,138

Proceeds from stock options exercised	69,361	—	863	—	—	863

Share-based compensation	—	—	135	—	—	135

Tax benefit from stock options exercised	—	—	67	—	—	67

Balance at June 30, 2006	4,941,269	$49	$55,426	$9,052	$(3,537)	$60,990

See accompanying Notes to Condensed Consolidated Financial Statements.

UNITED HERITAGE BANKSHARES OF FLORIDA, INC.
Condensed Consolidated Statements of Cash Flows (Unaudited)
(In thousands)

	Six Months Ended
	June 30,
	2006	2005
Cash flows from operating activities:
Net income	$3,714	982
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	395	677
Depreciation and amortization of property and equipment	475	335
Deferred income tax benefit	(467)	(146)
Net amortization of premiums and discounts on securities	237	350
Share-based compensation	135	—
Amortization of core deposit intangible	33	34
Net change in period-end balances of:
Other assets	(151)	(594)
Other liabilities	(129)	(43)

Net cash provided by operating activities	4,242	1,595

Cash flows from investing activities:
Purchase of securities available for sale	(10,063)	(61,408)
Principal collections, calls and maturities of securities available for sale	16,046	11,182
Purchase of securities held to maturity	(9,877)	(3,534)
Net funding of loans	(32,370)	(52,288)
Purchase of premises and equipment	(2,500)	(574)

Net cash used in investing activities	(38,764)	(106,622)

Cash flows from financing activities:
Net increase in deposits	12,274	159,135
Net increase (decrease) in borrowings	18,835	(1,669)
Proceeds from stock options exercised	863	21,528
Tax benefit from stock options exercised	67	—

Net cash provided by financing activities	32,039	178,994

Net (decrease) increase in cash and cash equivalents	(2,483)	73,967

Cash and cash equivalents at beginning of period	142,723	85,971

Cash and cash equivalents at end of period	$145,240	159,938

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$9,742	4,743

Income taxes	$2,500	995

Noncash transaction-
Accumulated other comprehensive loss, net change in unrealized loss on securities available for sale, net of tax	$(1,576)	(397)

See accompanying Notes to Condensed Consolidated Financial Statements.

UNITED HERITAGE BANKSHARES OF FLORIDA, INC.
Notes to Condensed Consolidated Financial Statements (Unaudited)
1.	General and Basis of Presentation. United Heritage Bankshares of Florida, Inc. (the “Holding Company”) owns 100% of the common stock of United Heritage Bank (the “Bank”) (together, the “Company”), a full service, FDIC-insured commercial-banking institution. The Company provides a variety of financial services to individuals and commercial customers through its eleven banking offices located in Orange and Seminole Counties, Florida.

In the opinion of the management of the Company, the accompanying condensed consolidated financial statements contain all adjustments (consisting of normal recurring accruals) necessary to present fairly the financial position at June 30, 2006 and the results of operations for the three and six months ended June 30, 2006 and 2005 and cash flows for the six months ended June 30, 2006 and 2005. The results of operations for the three and six months ended June 30, 2006, are not necessarily indicative of results that may be expected for the year ending December 31, 2006.

The condensed consolidated financial statements include the accounts of the Holding Company and the Bank. All significant intercompany accounts and transactions have been eliminated in consolidation.
2. Loans. The components of loans are summarized as follows (in thousands):

	At	At
	June 30,	December 31,
	2006	2005
Real estate — mortgage	$197,055	$179,323
Construction and land development	130,991	111,698
Commercial, financial and agricultural	64,281	69,266
Installment and consumer lines	5,706	5,349

Total loans	398,033	365,636

Allowance for loan losses	(4,975)	(4,580)
Deferred loan fees, net	(658)	(631)

Loans, net	$392,400	$360,425

(continued)

UNITED HERITAGE BANKSHARES OF FLORIDA, INC.
Notes to Condensed Consolidated Financial Statements (Unaudited), Continued
3.	Loan Impairment and Loan Losses. An analysis of the change in the allowance for loan losses follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2006	2005	2006	2005
Beginning balance	$4,878	$3,253	$4,580	$3,077
Provision for loan losses	96	491	395	677
Net loan recoveries (charge-offs)	1	—	—	(10)

Balance at June 30	$4,975	$3,744	$4,975	$3,744

The following summarizes impaired loans (in thousands):

	At
	June 30,	December 31,
	2006	2005
Impaired loans with a valuation allowance	$40	$44
Impaired loans without a valuation allowance	—	—
Less: Valuation allowance on impaired loans	(4)	(4)

Total net impaired loans	$36	$40

The average net investment in impaired loans and interest income recognized and received on impaired loans was as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2006	2005	2006	2005
Average net investment in impaired loans	$41	$52	$41	$56

Interest income recognized on impaired loans	$—	$1	$—	$1

Interest income received on impaired loans	$—	$1	$—	$1

(continued)

UNITED HERITAGE BANKSHARES OF FLORIDA, INC.
Notes to Condensed Consolidated Financial Statements (Unaudited), Continued
3.	Loan Impairment and Loan Losses, Continued. Nonaccrual and accruing loans past due 90 days or more follows (in thousands):

	At
	June 30,	December 31,
	2006	2005
Nonaccrual loans	$40	$44
Accruing loans past due 90 days or more	—	—

Total	$40	$44

4.	Earnings Per Share. Basic earnings per share is computed by dividing net income by the weighted average number of common shares outstanding during the period. Diluted earnings per share is computed by adding the dilutive effect of any unexercised stock options, using the treasury stock method to determine dilution.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2006	2005	2006	2005
Weighted-average common shares outstanding	4,935,672	4,804,982	4,906,736	4,157,954
Dilutive shares issuable under stock option plan	117,908	83,954	117,908	84,894

Weighted-average common shares on a diluted basis	5,053,580	4,888,936	5,024,644	4,242,848

5.	Stock Option Plans. The Company has two stock option plans permitting the granting of stock options for up to 915,956 shares of the Company’s common stock to selected officers, employees and directors of the Company.
(continued)

UNITED HERITAGE BANKSHARES OF FLORIDA, INC.
Notes to Condensed Consolidated Financial Statements (Unaudited), Continued
5.	Stock Option Plans, Continued. The following is a summary of stock option transactions during the six-month periods ended June 30, 2006:

			Weighted-
			Average
		Average	Remaining	Aggregate
	Number of	Exercise	Contractual	Intrinsic
	Options	Price	Term	Value
			(in years)
Outstanding, December 31, 2005	700,810	$12.22
Granted	20,200	15.00
Exercised	(69,361)	12.44

Outstanding, June 30, 2006	651,649	$12.29	7.3	$1,766

Options exercisable at June 30, 2006	425,785	$11.47	6.1	$1,503

The total intrinsic value of stock options exercised during 2006 was approximately $178,000.00. Prior to January 1, 2006, the Company’s stock option plans were accounted for under the recognition and measurement provisions of APB Opinion No. 25 (Opinion 25), Accounting for Stock Issued to Employees, and related Interpretations, as permitted by FASB Statement No. 123, Accounting for Stock-Based Compensation (as amended by SFAS No. 148, Accounting for Stock-Based Compensation Transition and Disclosure) (collectively SFAS 123). No stock-based employee compensation cost was recognized in the Company’s statements of income through December 31, 2005, as all options granted under the plans had an exercise price equal to the market value of the underlying common stock on the date of grant. Effective January 1, 2006, the Company adopted the fair value recognition provisions of FASB Statement No. 123(R), Share-Based Payment (SFAS 123R), using the modified-prospective-transition method. Under that transition method, compensation cost recognized in 2006 includes: (a) compensation cost for all share-based payments granted prior to, but not yet vested as of January 1, 2006, based on the grant date fair value calculated in accordance with the original provisions of SFAS 123, and (b) compensation cost for all share-based payments granted subsequent to December 31, 2005, based on the grant-date fair value estimated in accordance with the provisions of SFAS 123(R).
In addition, prior to the adoption of SFAS 123(R), the tax benefits of stock options exercised were classified as operating cash flows. Since the adoption of SFAS 123(R), tax benefits resulting from tax deductions in excess of the compensation cost recognized for options are classified as financing cash flows. As the Company adopted the modified-prospective-transition method, the prior period condensed consolidated cash flow statement was not adjusted to reflect current period presentation.
As a result of adopting SFAS 123(R) on January 1, 2006, the Company’s income before income taxes for the three months and six months ended June 30, 2006 was $135,000 and $68,000, respectively, lower than it would have been, had the Company continued to account for share-based compensation under Opinion 25. As of June 30, 2006, there are 225,864 nonvested options outstanding, and approximately $858,000 of total unrecognized compensation cost related to these nonvested options. This cost is expected to be recognized monthly on a straight-line basis over each option’s vesting period through March 31, 2011.
(continued)

UNITED HERITAGE BANKSHARES OF FLORIDA, INC.
Notes to Condensed Consolidated Financial Statements (Unaudited), Continued
5. Stock Option Plans, Continued. The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of SFAS 123 to options granted under the Company’s stock option plan for the three months and six months ended June 30, 2005. For purposes of this pro forma disclosure, the value of the options is estimated using the Black-Scholes option-pricing model and is being amortized to expense over the options’ vesting periods (in thousands, except per share data).

	Three Months Ended	Six Months Ended
	June 30,	June 30,
	2005	2005
Net income, as reported	$456	$982
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards	(281)	(313)

Proforma net income	$175	$669

Basic earnings per share:
As reported	$.09	$.24

Proforma	$.04	$.16

Diluted earnings per share:
As reported	$.09	$.23

Proforma	$.04	$.16

The weighted-average grant date fair value per option of stock options granted during the periods are as follows:

Three Months Ended		Six Months Ended
June 30,		June 30,
2006	2005	2006	2005
N/A	$4.98	$4.79	$4.97
Assumptions used in determining the above fair value are:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2006	2005	2006	2005
Average risk free rate	N/A	4.23%	4.43%	4.23%
Expected life (years)	N/A	10.0	7.5	10.0
Dividend yield	N/A	—%	—%	—%
Estimated volatility	N/A	—%	14.6%	—%
6. Reclassifications. Certain amounts in the 2005 condensed consolidated financial statements have been reclassified to conform to the 2006 presentation.

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
The following summarizes the Company’s contractual obligations, including certain on-balance sheet and off-balance sheet obligations, at June 30, 2006 (in thousands):

Contractual Obligations	Amount
Time deposit maturities	$273,740
Borrowings	50,719
Operating leases	6,873
Loan commitments and unused lines of credit	78,154
Standby letters of credit	7,223
Undisbursed construction loans in process	86,024

Total	$502,733

Management believes that the Company has adequate resources to fund all its obligations and, if so desired, the Company can adjust the rates and terms on time deposits and other deposit accounts to retain or obtain new deposits in a changing interest-rate environment.
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

UNITED HERITAGE BANKSHARES OF FLORIDA, INC.
Quantitative measures established by regulation to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and percentages of total and Tier 1 capital to risk-weighted assets, and of Tier 1 capital to average assets. If such minimum amounts and percentages are met, the Company and the Bank are considered “adequately capitalized”. If the actual amounts exceed the requirements of “adequately capitalized”, and meet even more stringent minimum standards, they are considered “well capitalized”. Management believes as of June 30, 2006, the Company and the Bank meet all capital adequacy requirements to which they are subject.
The table below shows the total risk-based, Tier 1 risk-based, and Tier 1 leverage ratios of the Company and the Bank at June 30, 2006 and December 31, 2005, and the minimum required amounts and percentages ($ in thousands).

					Minimum
					To Be Well
					Capitalized Under
			Minimum Capital		Prompt Corrective
	Actual		Requirement		Action Provisions
	Amount	%	Amount	%	Amount	%
As of June 30, 2006:
Total capital to Risk-Weighted assets:
Consolidated	$68,384	13.66%	$40,041	8.00%	$50,051	10.00%
Bank	$66,175	13.23%	$40,025	8.00%	$50,032	10.00%
Tier I Capital to Risk-Weighted Assets:
Consolidated	$63,409	12.67%	$20,021	4.00%	$30,031	6.00%
Bank	$61,200	12.23%	$20,012	4.00%	$30,019	6.00%
Tier I Capital to Average Assets:
Consolidated	$63,409	8.98%	$28,253	4.00%	$35,317	5.00%
Bank	$61,200	8.67%	$28,245	4.00%	$35,306	5.00%

As of December 31, 2005:
Total capital to Risk-Weighted assets:
Consolidated	$63,178	13.96%	$36,200	8.00%	$45,250	10.00%
Bank	$61,852	13.59%	$36,416	8.00%	$45,520	10.00%
Tier I Capital to Risk-Weighted Assets:
Consolidated	$58,598	12.95%	$18,100	4.00%	$27,150	6.00%
Bank	$57,272	12.58%	$18,208	4.00%	$27,312	6.00%
Tier I Capital to Average Assets:
Consolidated	$58,598	8.97%	$26,140	4.00%	$32,676	5.00%
Bank	$57,272	8.77%	$26,134	4.00%	$32,668	5.00%

UNITED HERITAGE BANKSHARES OF FLORIDA, INC.
Results of Operation
The following table shows selected ratios for the periods ended or at the dates indicated:

	Six Months		Six Months
	Ended	Year Ended	Ended
	June 30,	December 31,	June 30,
	2006	2005	2005
Average equity as a percentage of average assets	8.18%	9.19%	9.57%

Total equity to total assets at end of period	8.22%	8.16%	9.54%

Return on average assets (1)	1.07%	.59%	.40%

Return on average equity (1)	13.11%	6.45%	4.20%

Noninterest expense to average assets (1)	1.87%	1.97%	2.07%

Nonperforming loans and foreclosed assets to total assets at end of period	NIL	NIL	.01%

(1)	Annualized for the six months ended June 30, 2006 and 2005.
The following table shows selected yields and rates during the periods indicated:

	Six		Six
	Months Ended	Year Ended	Months Ended
	June 30,	December 31,	June 30,
	2006	2005	2005
Loans	7.89%	7.10%	6.71%
Investment securities	4.15%	3.75%	3.54%
Other interest-earning assets	4.39%	3.29%	2.66%
All interest-earning assets	6.13%	5.54%	5.16%
Savings, NOW and money-market deposits	2.82%	2.21%	2.00%
Time deposits	4.11%	3.49%	3.21%
All interest-bearing liabilities	3.52%	2.84%	2.60%
Interest-rate spread	2.61%	2.68%	2.56%
Changes in Financial Condition
During 2006, the Company continued its expansion in the Central Florida market place. Total assets increased $34.2 million or 4.8%, from $707.9 million at December 31, 2005 to $742.1 million at June 30, 2006, primarily as a result of increased loan volumes. Deposits increased $12.3 million from $616.5 million at December 31, 2005 to $628.8 million at June 30, 2006. The $3.2 million net increase in shareholders’ equity during the six months ended June 30, 2006 resulted from $1.1 million from stock option activity and net income of $3.7 million, offset by a decrease in the accumulated other comprehensive loss of $1.6 million.

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

	Three Months Ended June 30,
	2006			2005
		Interest	Average		Interest	Average
	Average	and	Yield/	Average	and	Yield/
	Balance	Dividends	Cost	Balance	Dividends	Cost
	($ in thousands)
Interest-earning assets:
Loans	$393,918	$8,119	8.24%	$273,119	$4,679	6.85%
Securities	179,008	1,859	4.15%	115,131	1,041	3.62%
Other (1)	107,457	1,299	4.84%	108,404	777	2.87%

Total interest-earning assets	680,383	11,277	6.39%	496,654	6,497	5.23%

Noninterest-earning assets	25,010			34,131

Total assets	$705,393			$530,785

Interest-bearing liabilities:
Savings, NOW and money-market accounts	239,513	1,811	3.02%	197,398	1,059	2.15%
Time deposits	269,610	2,959	4.39%	197,671	1,651	3.34%
Other borrowings (2)	26,638	294	4.41%	4,913	31	2.52%

Total interest-bearing liabilities	535,761	5,064	3.78%	399,982	2,741	2.74%

Noninterest-bearing deposits	109,951			73,149
Noninterest-bearing liabilities	2,428			2,300
Stockholders’ equity	57,253			55,354

Total liabilities and stockholders’ equity	$705,393			$530,785

Net interest income		$6,213			$3,756

Interest-rate spread (3)			2.61%			2.49%

Net interest margin (4)			3.65%			3.03%

Ratio of interest-earning assets to interest-bearing liabilities	1.27			1.24

(1)	Includes interest-earning demand deposits, federal funds sold and Federal Home Loan Bank stock.

(2)	Includes securities sold under agreements to repurchase and federal funds purchased lines of credit.

(3)	Interest-rate spread represents the difference between the average yield on interest-earning assets and the average cost of interest-bearing liabilities.

(4)	Net interest margin is annualized net interest income divided by average interest-earning assets.

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

	Six Months Ended June 30,
	2006			2005
		Interest	Average		Interest	Average
	Average	and	Yield/	Average	and	Yield/
	Balance	Dividends	Cost	Balance	Dividends	Cost
	($ in thousands)
Interest-earning assets:
Loans	$386,280	$15,539	7.89%	$260,284	$8,738	6.71%
Securities	180,186	3,711	4.15%	100,641	1,781	3.54%
Other (1)	100,993	2,359	4.39%	96,672	1,285	2.66%

Total interest-earning assets	667,459	21,609	6.13%	457,597	11,804	5.16%

Noninterest-earning assets	24,978			31,294

Total assets	$692,437			$488,891

Interest-bearing liabilities:
Savings, NOW and money-market accounts	240,269	3,372	2.82%	186,556	1,870	2.00%
Time deposits	262,859	5,539	4.11%	181,419	2,914	3.21%
Other borrowings (2)	24,279	509	3.82%	3,626	43	2.37%

Total interest-bearing liabilities	527,407	9,420	3.52%	371,601	4,827	2.60%

Noninterest-bearing deposits	106,153			69,208
Noninterest-bearing liabilities	2,223			1,274
Stockholders’ equity	56,654			46,809

Total liabilities and stockholders’ equity	$692,437			$488,891

Net interest income		$12,189			$6,977

Interest-rate spread (3)			2.61%			2.56%

Net interest margin (4)			3.65%			3.05%

Ratio of interest-earning assets to interest-bearing liabilities	1.27			1.23

(1)	Includes interest-earning demand deposits, federal funds sold and Federal Home Loan Bank stock.

(2)	Includes securities sold under agreements to repurchase and federal funds purchased lines of credit.

(3)	Interest-rate spread represents the difference between the average yield on interest-earning assets and the average cost of interest-bearing liabilities.

(4)	Net interest margin is annualized net interest income divided by average interest-earning assets.

UNITED HERITAGE BANKSHARES OF FLORIDA, INC.
Comparison of the Three-Month Periods Ended June 30, 2006 and 2005
General Operating Results. Net income for the three-month period ended June 30, 2006 was $2.0 million, or $.41 per basic and $.40 per diluted share, compared to $456,000, or $.09 per basic and diluted share, for the comparable period in 2005. The increase in net income resulted primarily from an increase in net interest income combined with a decrease in the provision for loan losses. The increase in net interest income is the result of increases in both volume and rates.
Interest Income. Interest income increased $4.8 million or 73.6% to $11.3 million for the three-month period ended June 30, 2006, compared to the three-month period ended June 30, 2005. The increase was due to an increase in the average balance of interest-earning assets from $496.7 million for the three months ended June 30, 2005 to $680.4 million for the three months ended June 30, 2006 and an increase in the weighted-average yield from 5.23% during the 2005 period to 6.39% during the 2006 period.
Interest Expense. Interest expense increased $2.3 million or 85.0%, from $2.8 million for the three-month period ended June 30, 2005 to $5.1 million for the three-month period ended June 30, 2006. The increase was due to an increase in the average cost of interest-bearing liabilities from 2.74% for the three months ended June 30, 2005 to 3.78% for the comparable 2006 period and an increase of $135.8 million or 33.9% in average interest-bearing liabilities outstanding. Average interest-bearing deposits increased from $395.1 million outstanding during the three months ended June 30, 2005 to $509.1 million outstanding during the comparable period for 2006. Average borrowings increased from $4.9 million during the three months ended June 30, 2005 to $26.6 million for the comparable 2006 period.
Provision for Loan Losses. The provision for loan losses is charged to income to increase the total loan loss allowance to a level deemed appropriate by management. The provision is based upon the volume and type of lending conducted by the Company, the Company’s charge-off experience, industry standards, the amount of nonperforming loans, general economic conditions, particularly as they relate to the Company’s market area, and other factors related to the collectibility of the Company’s loan portfolio. The Company recorded provisions for loan losses for the three-month periods ended June 30, 2006 and 2005 of $95,000 and $491,000, respectively. Management believes that the allowance for loan losses, which was $5.0 million or 1.25% of gross loans at June 30, 2006 is adequate.
Noninterest Income. Noninterest income increased $53,000 or 25.9% from $205,000 during the 2005 period to $258,000 during the 2006 period. The increase was primarily due to a $43,000 increase in service charges and fees on deposit accounts.
Noninterest Expense. Noninterest expense increased by $520,000 or 19.0% from $2.7 million for the three-month period ended June 30, 2005 to $3.3 million for the three-month period ended June 30, 2006. Approximately one half of this increase, or $260,000, is due to increases in salaries and employee benefits. The rest of the increase relates to the overall growth of the Company.
Income Taxes. Income taxes were $1.1 million for the three-month period ended June 30, 2006 (an effective tax rate of 35.9%) and $278,000 (an effective tax rate of 37.9%) for the corresponding period in 2005. The effective rate includes a net state income tax rate of 3.6%.

UNITED HERITAGE BANKSHARES OF FLORIDA, INC.
Comparison of the Six-Month Periods Ended June 30, 2006 and 2005
General Operating Results. Net income for the six-month period ended June 30, 2006 was $3,714,000, or $.76 per basic and $.74 per diluted share, compared to $982,000, or $.24 per basic and $.23 per diluted share, for the comparable period in 2005. The increase in net income resulted primarily from an increase in net interest income, combined with a decrease in the provision for loan losses and partially offset by an increase in noninterest expense.
Interest Income. Interest income increased $9.8 million or 83.1% to $21.6 million for the six-month period ended June 30, 2006, compared to the six-month period ended June 30, 2005. The increase was due to an increase in the average balance of interest-earning assets from $457.6 million for the six months ended June 30, 2005 to $667.5 million for the six months ended June 30, 2006 and an increase in the weighted-average yield from 5.16% during the 2005 period to 6.13% during the 2006 period.
Interest Expense. Interest expense increased $4.6 million or 95.2%, from $4.8 million for the six-month period ended June 30, 2005 to $9.4 million for the six-month period ended June 30, 2006. The increase was primarily due to an increase in the average cost of interest-bearing liabilities from 2.60% for the six months ended June 30, 2005 to 3.52% for the comparable 2006 period and an increase of $155.8 million or 41.9% in average interest-bearing liabilities outstanding. Average interest-bearing deposits increased from $368.0 million outstanding during the six months ended June 30, 2005 to $503.1 million outstanding during the comparable period for 2006. Average borrowings increased from $3.6 million during the six months ended June 30, 2005 to $24.3 million for the comparable 2006 period.
Provision for Loan Losses. The provision for loan losses is charged to income to increase the total loan loss allowance to a level deemed appropriate by management. The provision is based upon the volume and type of lending conducted by the Company, the Company’s charge-off experience, industry standards, the amount of nonperforming loans, general economic conditions, particularly as they relate to the Company’s market area, and other factors related to the collectibility of the Company’s loan portfolio. The Company recorded provisions for loan losses for the six-month periods ended June 30, 2006 and 2005 of $395,000 and $677,000, respectively. For the six-month periods ended June 30, 2006 and 2005, the Company had $2,000 in net recoveries and $10,000 in net charge-offs, respectively. Management believes that the allowance for loan losses, which was $5.0 million or 1.25% of gross loans at June 30, 2006 is adequate.
Noninterest Income. Noninterest income increased $129,000 or 35.6% from $362,000 during the 2005 period to $491,000 during the 2006 period. The increase was primarily due to a $107,000 increase in service charges and fees on deposit accounts.
Noninterest Expense. Noninterest expense increased by $1.4 million or 27.6% from $5.1 million for the six-month period ended June 30, 2005 to $6.5 million for the six-month period ended June 30, 2006. The increase was due primarily to increases of $722,000 in salaries and employee benefits and $320,000 in occupancy and equipment expense, both related to the overall growth of the Company.
Income Taxes. Income taxes were $2.1 million for the six-month period ended June 30, 2006 (an effective tax rate of 36.1%) and $610,000 (an effective tax rate of 38.3%) for the corresponding period in 2005. The effective rate includes a net state income tax rate of 3.6%.

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
Management actively monitors and manages its interest-rate risk exposure. The primary objective in managing interest-rate risk is to limit, within established guidelines, the adverse impact of changes in interest rates on the Company’s net interest income and capital, while adjusting the Company’s asset-liability structure to obtain the maximum yield-cost spread on that structure. Management relies primarily on its asset-liability structure to control interest-rate risk. However, a sudden and substantial increase in interest rates could adversely impact the Company’s earnings, to the extent that the interest rates borne by assets and liabilities do not change at the same speed, to the same extent, or on the same basis. There has been no significant change in the Company’s market-risk exposure since December 31, 2005.
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
Not applicable.
Item 3. Defaults upon Senior Securities
Not applicable
Item 4. Submission of Matters to a Vote of Security Holders
The Annual Meeting of Shareholders (the “Annual Meeting”) of United Heritage Bankshares of Florida, Inc. was held on April 5, 2006, to consider the election of all directors each for a term of one year.
At the Annual Meeting, 2,879,783 shares were present in person or by proxy. The following is a summary and tabulation of the matters that were voted upon at the Annual Meeting:
Proposal I.
The election of directors, each for a term of one year:

	For	Against	Abstain
J. Michael Hattway	2,879,783	—	—

James L. Hewitt	2,879,783	—	—

Vincent S. Hughes	2,879,783	—	—

David G. Powers	2,879,783	—	—

Randy O. Burden	2,879,783	—	—

Item 5. Other Information
Not applicable

UNITED HERITAGE BANKSHARES OF FLORIDA, INC.
Item 6. Exhibits
(a) The following exhibits are filed as part of this report.

21.1	-	Subsidiaries of Registrant

31.1	-	Certification of Chief Executive Officer required by Rule 13a-14(a)/15d-14(a) under the Exchange Act

31.2	-	Certification of Chief Financial Officer required by Rule 13a-14(a)/15d-14(a) under the Exchange Act

32.1	-	Certification of Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	-	Certification of Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

UNITED HERITAGE BANKSHARES OF FLORIDA, INC.
SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.
Date: August 8, 2006

United Heritage Bankshares of Florida, Inc.

By: Name:	/s/ David G. Powers David G. Powers, President and
Chief Executive Officer

By:	/s/ Shirley L. Tyler

Name:	Shirley L. Tyler, Executive Vice
President and Treasurer

United Heritage Bankshares of Florida, Inc.
Form 10-Q
For the Quarter Ended June 30, 2006
EXHIBIT INDEX

Exhibit
No.	Exhibit

21.1	Subsidiaries of Registrant

31.1	Certification of President and Chief Executive Officer under §302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Executive Vice President and Treasurer under §302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of President and Chief Executive Officer under §906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Executive Vice President and Treasurer under §906 of the Sarbanes-Oxley Act of 2002