Form 10-Q
period 2006-09-30
UNITED HERITAGE BANKSHARES OF FLORIDA INC
filed 2006-11-09
CIK 1230299

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2006
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

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☑
     Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
     Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Common stock, par value $.01 per share	4,953,615 shares outstanding at November 7, 2006

UNITED HERITAGE BANKSHARES OF FLORIDA, INC.

UNITED HERITAGE BANKSHARES OF FLORIDA, INC.
Part I. FINANCIAL INFORMATION
Item 1. Financial Statements
Condensed Consolidated Balance Sheets
($ in thousands, except per share amounts)

	At	At
	September 30,	December 31,
	2006	2005
	(Unaudited)
Assets
Cash and due from banks	$14,088	$21,604
Federal funds sold	95,498	126,119

Total cash and cash equivalents	109,586	147,723
Securities available for sale	155,462	164,050
Securities held to maturity	42,892	21,119
Loans, net of allowance for loan losses of $5,201 and $4,580	410,257	360,425
Accrued interest receivable	2,803	2,599
Property and equipment, net	9,921	7,527
Net deferred tax asset	2,919	2,771
Goodwill	950	950
Core deposit intangible, net	150	200
Other assets	1,154	530

Total assets	$736,094	$707,894

Liabilities and Shareholders’ Equity

Liabilities:
Deposits:
Noninterest-bearing demand deposits	$106,570	$98,082
Savings, NOW and money-market deposits	232,449	272,895
Time deposits	290,822	245,559

Total deposits	629,841	616,536

Borrowings	39,093	31,884
Other liabilities	2,231	1,687

Total liabilities	671,165	650,107

Shareholders’ equity:
Common stock, $.01 par value, 20 million shares authorized, 4,941,269 and 4,871,908 shares issued and outstanding	49	49
Additional paid-in capital	55,501	54,361
Retained earnings	11,066	5,338
Accumulated other comprehensive loss	(1,687)	(1,961)

Total shareholders’ equity	64,929	57,787

Total liabilities and shareholders’ equity	$736,094	$707,894

See accompanying Notes to Condensed Consolidated Financial Statements.

UNITED HERITAGE BANKSHARES OF FLORIDA, INC.
Condensed Consolidated Statements of Income (Unaudited)
($ in thousands, except per share amounts)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2006	2005	2006	2005
Interest income:
Loans	$8,702	$5,740	$24,241	$14,478
Securities	2,074	1,215	5,785	2,996
Other	1,162	1,112	3,521	2,397

Total interest income	11,938	8,067	33,547	19,871

Interest expense:
Deposits	5,287	3,399	14,198	8,183
Borrowings	323	44	832	87

Total interest expense	5,610	3,443	15,030	8,270

Net interest income	6,328	4,624	18,517	11,601

Provision for loan losses	223	485	618	1,162

Net interest income after provision for loan losses	6,105	4,139	17,899	10,439

Noninterest income:
Service charges and fees on deposit accounts	191	152	554	408
Other	73	66	201	172

Total noninterest income	264	218	755	580

Noninterest expense:
Salaries and employee benefits	1,678	1,523	5,059	4,182
Occupancy and equipment	677	578	1,999	1,580
Other general and administrative	923	833	2,691	2,242

Total noninterest expense	3,278	2,934	9,749	8,004

Income before income taxes	3,091	1,423	8,905	3,015

Income taxes	1,077	525	3,177	1,135

Net income	$2,014	$898	$5,728	$1,880

Earnings per share:
Basic	$.41	$.19	$1.16	$.43

Diluted	$.40	$.18	$1.13	$.42

Dividends per share	$—	$—	$—	$—

See accompanying Notes to Condensed Consolidated Financial Statements.

UNITED HERITAGE BANKSHARES OF FLORIDA, INC.
Condensed Consolidated Statements of Shareholders’ Equity (Unaudited)
Nine Months Ended September 30, 2006 and 2005
($ in thousands)

					Accumulated
					Other
					Compre-
	Common Stock		Additional	Retained	hensive	Total
	Number of	Par	Paid-In	Earnings	Income	Shareholders’
	Shares	Value	Capital	(Deficit)	(Loss)	Equity
Balance at December 31, 2004	3,263,406	$33	$32,021	$2,003	$(267)	$33,790

Comprehensive income:
Net income	—	—	—	1,880	—	1,880

Other comprehensive loss-change in unrealized loss on securities available for sale, net of tax	—	—	—	—	(979)	(979)

Comprehensive income						901

Net proceeds from the sale of common stock under a private placement offering	1,537,222	15	21,463	—	—	21,478

Proceeds from stock options exercised	71,280	1	828	—	—	829

Tax benefit from stock options exercised	—	—	49	—	—	49

Balance at September 30, 2005	4,871,908	$49	$54,361	$3,883	$(1,246)	$57,047

Balance at December 31, 2005	4,871,908	49	54,361	5,338	(1,961)	57,787

Comprehensive income:
Net income	—	—	—	5,728	—	5,728

Other comprehensive income-change in unrealized loss on securities available for sale, net of tax	—	—	—	—	274	274

Comprehensive income						6,002

Proceeds from stock options exercised	69,361	—	863	—	—	863

Share-based compensation	—	—	210	—	—	210

Tax benefit from stock options exercised	—	—	67	—	—	67

Balance at September 30, 2006	4,941,269	$49	$55,501	$11,066	$(1,687)	$64,929

See accompanying Notes to Condensed Consolidated Financial Statements.

UNITED HERITAGE BANKSHARES OF FLORIDA, INC.
Condensed Consolidated Statements of Cash Flows (Unaudited)
(In thousands)

	Nine Months Ended
	September 30,
	2006	2005
Cash flows from operating activities:
Net income	$5,728	$1,880
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	618	1,162
Depreciation and amortization of property and equipment	717	503
Deferred income tax benefit	(312)	(521)
Net amortization of premiums and discounts on securities	293	596
Amortization of core deposit intangible	50	50
Share-based compensation	210	—
Tax benefit from stock options exercised	—	49
Net change in period-end balances of:
Other assets	(828)	(1,074)
Other liabilities	544	584

Net cash provided by operating activities	7,020	3,229

Cash flows from investing activities:
Purchase of securities available for sale	(16,590)	(106,905)
Principal collections, calls and maturities of securities available for sale	25,323	17,232
Purchase of securities held to maturity	(21,773)	(10,711)
Net funding of loans	(50,450)	(89,700)
Purchase of premises and equipment	(3,111)	(1,098)

Net cash used in investing activities	(66,601)	(191,182)

Cash flows from financing activities:
Net increase in deposits	13,305	204,183
Net increase (decrease) in borrowings	7,209	(1,600)
Net proceeds from sale of common stock	863	22,307
Tax benefit from stock options exercised	67	—

Net cash provided by financing activities	21,444	224,890

Net (decrease) increase in cash and cash equivalents	(38,137)	36,937

Cash and cash equivalents at beginning of period	147,723	85,971

Cash and cash equivalents at end of period	$109,586	$122,908

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$14,335	$8,137

Income taxes	$3,528	$1,485

Noncash transaction-
Accumulated other comprehensive income (loss) — change in unrealized loss on securities available for sale, net of tax	$274	$(979)

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
In the opinion of the management of the Company, the accompanying condensed consolidated financial statements contain all adjustments (consisting of normal recurring accruals) necessary to present fairly the financial position at September 30, 2006 and the results of operations for the three and nine months ended September 30, 2006 and 2005 and cash flows for the nine months ended September 30, 2006 and 2005. The results of operations for the three and nine months ended September 30, 2006, are not necessarily indicative of results that may be expected for the year ending December 31, 2006.
The condensed consolidated financial statements include the accounts of the Holding Company and the Bank. All significant intercompany accounts and transactions have been eliminated in consolidation.
2. Loans. The components of loans are summarized as follows (in thousands):

	At	At
	September 30,	December 31,
	2006	2005
Real estate — mortgage	$201,957	$179,323
Construction and land development	141,716	111,698
Commercial, financial and agricultural	66,509	69,266
Installment and consumer lines	5,943	5,349

Total loans	416,125	365,636

Allowance for loan losses	(5,201)	(4,580)
Deferred loan fees, net	(667)	(631)

Loans, net	$410,257	$360,425

(continued)

UNITED HERITAGE BANKSHARES OF FLORIDA, INC.
Notes to Condensed Consolidated Financial Statements (Unaudited), Continued
3. Loan Impairment and Loan Losses. An analysis of the change in the allowance for loan losses follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2006	2005	2006	2005
Beginning balance	$4,975	$3,744	$4,580	$3,077
Provision for loan losses	223	485	618	1,162
Net loan (charge-offs) recoveries	3	(27)	3	(37)

Balance at September 30	$5,201	$4,202	$5,201	$4,202

The following summarizes impaired loans (in thousands):

	At
	September 30,	December 31,
	2006	2005
Impaired loans with a valuation allowance	$40	$44
Impaired loans without a valuation allowance	—	—
Less: Valuation allowance on impaired loans	(4)	(4)

Total net impaired loans	$36	$40

The average net investment in impaired loans and interest income recognized and received on impaired loans was as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30		September 30,
	2006	2005	2006	2005

Average net investment in impaired loans	$40	$52	$41	$55

Interest income recognized on impaired loans	$—	$—	$—	$1

Interest income received on impaired loans	$—	$—	$—	$1

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

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2006	2005	2006	2005
Weighted-average common shares outstanding	4,941,269	4,850,115	4,918,374	4,391,209

Dilutive shares issuable under stock option plan	151,236	79,239	151,236	82,988

Weighted-average common shares on a diluted basis	5,092,505	4,929,354	5,069,610	4,474,197

5. Stock Option Plans. The Company has two stock option plans permitting the granting of stock options for up to 915,956 shares of the Company’s common stock to selected officers, employees and directors of the Company.
The following is a summary of stock option transactions during the nine-month period ended September 30, 2006:

			Weighted-
			Average
		Average	Remaining	Aggregate
	Number of	Exercise	Contractual	Intrinsic
	Options	Price	Term	Value
			(in years)	(in thousands)
Outstanding, December 31, 2005	700,810	$12.22
Granted	21,200	$15.07
Exercised	(69,361)	$12.44

Outstanding, September 30, 2006	652,649	$12.29	7.1	$2,421

Options exercisable at September 30, 2006	446,085	$11.59	5.8	$1,976

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
The total fair value of shares vested and recognized as compensation expense for the three months and nine months ended September 30, 2006 was $75,000 and $210,000, respectively. As of September 30, 2006, there are 206,564 nonvested options outstanding, and approximately $783,000 of total unrecognized compensation cost related to these nonvested options. This cost is expected to be recognized monthly on a straight-line basis over each option’s vesting period through 2011. The total intrinsic value of options exercised during the nine months ended September 30, 2006 was approximately $178,000.
(continued)

UNITED HERITAGE BANKSHARES OF FLORIDA, INC.
Notes to Condensed Consolidated Financial Statements (Unaudited), Continued
5. Stock Option Plans, Continued. The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of SFAS 123 to options granted under the Company’s stock option plan for the three months and nine months ended September 30, 2005. For purposes of this pro forma disclosure, the value of the options is estimated using the Black-Scholes option-pricing model and is being amortized to expense over the options’ vesting periods (in thousands, except per share data).

	Three Months Ended	Nine Months Ended
	September 30,	September 30,
	2005	2005
Net income, as reported	$898	$1,880
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards	(31)	(344)

Proforma net income	$867	$1,536

Basic earnings per share:
As reported	$.19	$.43

Proforma	$.18	$.35

Diluted earnings per share:
As reported	$.18	$.42

Proforma	$.18	$.34

The weighted-average grant date fair value per option of stock options granted during the periods are as follows:

Three Months Ended		Nine Months Ended
September 30,		September 30,
2006	2005	2006	2005
$5.57	N/A	$4.83	$4.97
Assumptions used in determining the above fair value are:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2006	2005	2006	2005
Average risk free rate	4.91%	—%	4.45%	4.41%
Expected life (years)	7.5	—	7.5	10.0
Dividend yield	—%	—%	—%	—%
Estimated volatility	14.6%	—%	14.6%	—%
(continued)

UNITED HERITAGE BANKSHARES OF FLORIDA, INC.
Notes to Condensed Consolidated Financial Statements (Unaudited), Continued
5. Stock Option Plans, Continued. As part of its adoption of SFAS 123R, the Company examined its historical pattern of option exercises in an effort to determine if there were any pattern based on certain employee populations. From this analysis, the Company could not identify any patterns in the exercise of options. As such, the Company used the guidance in Staff Accounting Bulletin No. 107 to determine the estimated life of options issued subsequent to the adoption of SFAS 123R. Based on this guidance, the estimated term was deemed to be the midpoint of the vesting term and the contractual term ((vesting term and original contractual term)/2). Expected volatility is based on historical volatility of Florida community banks.
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
The following summarizes the Company’s contractual obligations, including certain on-balance sheet and off-balance sheet obligations, at September 30, 2006 (in thousands):

Contractual Obligations	Amount
Time deposit maturities	$290,822
Borrowings	39,093
Operating leases	19,127
Loan commitments and unused lines of credit	106,360
Standby letters of credit	7,360
Undisbursed construction loans in process	180,755

Total	$643,517

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

UNITED HERITAGE BANKSHARES OF FLORIDA, INC.
Quantitative measures established by regulation to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and percentages of total and Tier 1 capital to risk-weighted assets, and of Tier 1 capital to average assets. If such minimum amounts and percentages are met, the Company and the Bank are considered “adequately capitalized”. If the actual amounts exceed the requirements of “adequately capitalized”, and meet even more stringent minimum standards, they are considered “well capitalized”. Management believes as of September 30, 2006, the Company and the Bank meet all capital adequacy requirements to which they are subject.
The table below shows the total risk-based, Tier 1 risk-based, and Tier 1 leverage ratios of the Company and the Bank at September 30, 2006 and December 31, 2005, and the minimum required amounts and percentages ($ in thousands).

					Minimum
					To Be Well
					Capitalized Under
			Minimum Capital		Prompt Corrective
	Actual		Requirement		Action Provisions
	Amount	%	Amount		%	Amount	%
As of September 30, 2006:
Total capital to Risk- Weighted assets:
Consolidated	$70,716	13.65%	$41,419	8.00%	$51,796		10.00%
Bank	$68,532	13.24%	$41,419	8.00%	$51,773		10.00%
Tier I Capital to Risk- Weighted Assets:
Consolidated	$65,515	12.65%	$20,718	4.00%	$31,077		6.00%
Bank	$63,331	12.23%	$20,709	4.00%	$31,064		6.00%
Tier I Capital to Average Assets:
Consolidated	$65,515	9.23%	$28,386	4.00%	$35,483		5.00%
Bank	$63,331	8.93%	$28,376	4.00%	$35,470		5.00%

As of December 31, 2005:
Total capital to Risk- Weighted assets:
Consolidated	$63,178	13.96%	$36,200	8.00%	$45,250		10.00%
Bank	$61,852	13.59%	$36,416	8.00%	$45,520		10.00%
Tier I Capital to Risk- Weighted Assets:
Consolidated	$58,598	12.95%	$18,100	4.00%	$27,150		6.00%
Bank	$57,272	12.58%	$18,208	4.00%	$27,312		6.00%
Tier I Capital to Average Assets:
Consolidated	$58,598	8.97%	$26,140	4.00%	$32,676		5.00%
Bank	$57,272	8.77%	$26,134	4.00%	$32,668		5.00%

UNITED HERITAGE BANKSHARES OF FLORIDA, INC.
Results of Operation
The following table shows selected ratios for the periods ended or at the dates indicated:

	Nine Months		Nine Months
	Ended	Year Ended	Ended
	September 30,	December 31,	September 30,
	2006	2005	2005
Average equity as a percentage of average assets	8.17%	9.19%	9.40%

Total equity to total assets at end of period	8.82%	8.16%	9.01%

Return on average assets (1)	1.08%	.59%	.47%

Return on average equity (1)	13.26%	6.45%	5.04%

Noninterest expense to average assets (1)	1.84%	1.97%	2.02%

Nonperforming loans and foreclosed assets to total assets at end of period	NIL	NIL	.01%

(1)	Annualized for the nine months ended September 30, 2006 and 2005.
The following table shows selected yields and rates during the periods indicated:

	Nine		Nine
	Months Ended	Year Ended	Months Ended
	September 30,	December 31,	September 30,
	2006	2005	2005
Loans	8.24%	7.10%	6.91%
Investment securities	4.18%	3.75%	3.61%
Other interest-earning assets	4.87%	3.29%	2.97%
All interest-earning assets	6.65%	5.54%	5.33%
Savings, NOW and money-market deposits	3.00%	2.21%	2.13%
Time deposits	4.39%	3.49%	3.35%
All interest-bearing liabilities	3.77%	2.84%	2.74%
Interest-rate spread	2.88%	2.68%	2.59%
Changes in Financial Condition
During 2006, the Company continued its expansion in the Central Florida market place. Total assets increased $28.2 million or 4.0%, from $707.9 million at December 31, 2005 to $736.1 million at September 30, 2006, primarily as a result of increased loan volumes. Deposits increased $13.3 million from $616.5 million at December 31, 2005 to $629.8 million at September 30, 2006. The $7.1 million net increase in shareholders’ equity during the nine months ended September 30, 2006 resulted from $1.1 million from stock option activity, net income of $5.7 million, and a decrease in the accumulated other comprehensive loss of $.3 million.

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

	Three Months Ended September 30,
	2006			2005
		Interest	Average		Interest	Average
	Average	and	Yield/	Average	and	Yield/
	Balance	Dividends	Cost	Balance	Dividends	Cost
			($in thousands)
Interest-earning assets:
Loans	$403,554	$8,702	8.63%	$317,113	$5,740	7.24%
Securities	192,509	2,074	4.31%	130,528	1,215	3.72%
Other (1)	87,585	1,162	5.31%	128,964	1,112	3.45%

Total interest-earning assets	683,648	11,938	6.99%	576,605	8,067	5.60%

Noninterest-earning assets	32,683			34,435

Total assets	$716,331			$611,040

Interest-bearing liabilities:
Savings, NOW and money-market accounts	227,462	1,940	3.41%	224,364	1,306	2.33%
Time deposits	284,373	3,347	4.71%	234,501	2,093	3.57%
Other borrowings (2)	28,130	323	4.58%	5,991	44	2.94%

Total interest-bearing liabilities	539,965	5,610	4.16%	464,856	3,443	2.96%

Noninterest-bearing deposits	106,935			87,298
Noninterest-bearing liabilities	9,994			3,187
Stockholders’ equity	59,437			55,699

Total liabilities and stockholders’ equity	$716,331			$611,040

Net interest income		$6,328			$4,624

Interest-rate spread (3)			2.83%			2.64%

Net interest margin (4)			3.70%			3.21%

Ratio of interest-earning assets to interest-bearing liabilities	1.27			1.24

(1)	Includes interest-earning demand deposits, federal funds sold and Federal Home Loan Bank stock.

(2)	Includes securities sold under agreements to repurchase and federal funds purchased lines of credit.

(3)	Interest-rate spread represents the difference between the average yield on interest-earning assets and the average cost of interest-bearing liabilities.

(4)	Net interest margin is annualized net interest income divided by average interest-earning assets.

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

	Nine Months Ended September 30,
	2006			2005
		Interest	Average		Interest	Average
	Average	and	Yield/	Average	and	Yield/
	Balance	Dividends	Cost	Balance	Dividends	Cost
			($ in thousands)
Interest-earning assets:
Loans	$392,101	$24,241	8.24%	$279,227	$14,478	6.91%
Securities	184,322	5,785	4.18%	110,603	2,996	3.61%
Other (1)	96,474	3,521	4.87%	107,436	2,397	2.97%

Total interest-earning assets	672,897	33,547	6.65%	497,266	19,871	5.33%

Noninterest-earning assets	31,788			32,341

Total assets	$704,685			$529,607

Interest-bearing liabilities:
Savings, NOW and money-market accounts	235,953	5,311	3.00%	199,159	3,176	2.13%
Time deposits	270,109	8,887	4.39%	199,113	5,007	3.35%
Other borrowings (2)	25,577	832	4.34%	4,414	87	2.63%

Total interest-bearing liabilities	531,639	15,030	3.77%	402,686	8,270	2.74%

Noninterest-bearing deposits	106,417			75,238
Noninterest-bearing liabilities	9,037			1,911
Stockholders’ equity	57,592			49,772

Total liabilities and stockholders’ equity	$704,685			$529,607

Net interest income		$18,517			$11,601

Interest-rate spread (3)			2.88%			2.59%

Net interest margin (4)			3.67%			3.11%

Ratio of interest-earning assets to interest-bearing liabilities	1.27			1.23

(1)	Includes interest-earning demand deposits, federal funds sold and Federal Home Loan Bank stock.

(2)	Includes securities sold under agreements to repurchase and federal funds purchased lines of credit.

(3)	Interest-rate spread represents the difference between the average yield on interest-earning assets and the average cost of interest-bearing liabilities.

(4)	Net interest margin is annualized net interest income divided by average interest-earning assets.

UNITED HERITAGE BANKSHARES OF FLORIDA, INC.
Comparison of the Three-Month Periods Ended September 30, 2006 and 2005
General Operating Results. Net income for the three-month period ended September 30, 2006 was $2,014,000, or $.41 per basic share and $.40 per diluted share, compared to $898,000, or $.19 per basic and $.18 per diluted share, for the comparable period in 2005. The increase in net income resulted primarily from an increase in net interest income and a reduced provision for loan losses, partially offset by increases in noninterest expense. These increases have resulted from the Company’s continued expansion in Central Florida.
Interest Income. Interest income increased $3.9 million or 48.0% to $11.9 million for the three-month period ended September 30, 2006, compared to the three-month period ended September 30, 2005. The increase was due to an increase in the average balance of interest-earning assets from $576.6 million for the three months ended September 30, 2005 to $683.6 million for the three months ended September 30, 2006 and an increase in the weighted-average yield from 5.60% during the 2005 period to 6.99% during the 2006 period.
Interest Expense. Interest expense increased $2.2 million or 62.9%, from $3.4 million for the three-month period ended September 30, 2005 to $5.6 million for the three-month period ended September 30, 2006. The increase was primarily due to an increase in the average cost of interest-bearing liabilities from 2.96% for the three months ended September 30, 2005 to 4.16% for the comparable 2006 period and an increase of $75.1 million or 16.2% in average interest-bearing liabilities outstanding. Average interest-bearing deposits increased from $458.9 million outstanding during the three months ended September 30, 2005 to $511.8 million outstanding during the comparable period for 2006. Average borrowings increased from $6.0 million during the three months ended September 30, 2005 to $28.1 million for the comparable 2006 period.
Provision for Loan Losses. The provision for loan losses is charged to income to increase the total loan loss allowance to a level deemed appropriate by management. The provision is based upon the volume and type of lending conducted by the Company, the Company’s charge-off experience, industry standards, the amount of nonperforming loans, general economic conditions, particularly as they relate to the Company’s market area, and other factors related to the collectibility of the Company’s loan portfolio. The Company recorded provisions for loan losses for the three-month periods ended September 30, 2006 and 2005 of $223,000 and $485,000, respectively. Management believes that the allowance for loan losses, which was $5.2 million or 1.25% of gross loans at September 30, 2006 is adequate.
Noninterest Income. Noninterest income increased $46,000 or 21.1% from $218,000 during the 2005 period to $264,000 during the 2006 period. The increase was primarily due to a $63,000 increase in service charges, fees on deposit accounts and check printing income while fees collected on residential mortgage referrals went down $21,000.
Noninterest Expense. Noninterest expense increased by $344,000 or 11.7% from $2.9 million for the three-month period ended September 30, 2005 to $3.3 million for the three-month period ended September 30, 2006. The increase was primarily due to increases of $155,000 in salaries and employee benefits and $99,000 in occupancy and equipment expense, all related to the overall growth of the Company.
Income Taxes. Income taxes were $1,077,000 for the three-month period ended September 30, 2006 (an effective tax rate of 34.8%) and $525,000 (an effective tax rate of 36.9%) for the corresponding period in 2005. The effective rate considers tax exempt securities income in the 2006 period, and a net state income tax rate of 3.6% in both periods.

UNITED HERITAGE BANKSHARES OF FLORIDA, INC.
Comparison of the Nine-Month Periods Ended September 30, 2006 and 2005
General Operating Results. Net income for the nine-month period ended September 30, 2006 was $5.7 million, or $1.16 per basic and $1.13 per diluted share, compared to $1.9 million, or $.43 per basic and $.42 per diluted share, for the comparable period in 2005. The increase in net income resulted primarily from an increase in net interest income and a reduced provision for loan losses, partially offset by increases in noninterest expense. These increases have resulted from the Company’s continued expansion in Central Florida.
Interest Income. Interest income increased $13.7 million or 68.8% to $33.5 million for the nine-month period ended September 30, 2006, when compared to the nine-month period ended September 30, 2005. The increase was due to an increase in the average balance of interest-earning assets from $497.3 million for the nine months ended September 30, 2005 to $672.9 million for the nine months ended September 30, 2006 and an increase in the weighted-average yield from 5.33% during the 2005 period to 6.65% during the 2006 period.
Interest Expense. Interest expense increased $6.8 million or 81.7%, from $8.3 million for the nine-month period ended September 30, 2005 to $15.0 million for the nine-month period ended September 30, 2006. The increase was primarily due to an increase in the average cost of interest-bearing liabilities from 2.74% for the nine months ended September 30, 2005 to 3.77% or the comparable 2006 period, and an increase of $129.0 million or 32.0% in average interest-bearing liabilities outstanding. Average interest-bearing deposits increased from $398.3 million outstanding during the nine months ended September 30, 2005 to $506.1 million outstanding during the comparable period for 2006. Average borrowings increased from $4.4 million during the nine months ended September 30, 2005 to $25.6 million for the comparable 2006 period.
Provision for Loan Losses. The provision for loan losses is charged to income to increase the total loan loss allowance to a level deemed appropriate by management. The provision is based upon the volume and type of lending conducted by the Company, the Company’s charge-off experience, industry standards, the amount of nonperforming loans, general economic conditions, particularly as they relate to the Company’s market area, and other factors related to the collectibility of the Company’s loan portfolio. The Company recorded provisions for loan losses for the nine-month periods ended September 30, 2006 and 2005 of $618,000 and $1.2 million, respectively. For the nine months ended September 30, 2006 and 2005, the Company had net recoveries of $3,000 and net charge-offs of $37,000, respectively. Management believes that the allowance for loan losses, which was $5.2 million or 1.25% of gross loans at September 30, 2006 is adequate.
Noninterest Income. Noninterest income increased $175,000 or 30.2% from $580,000 during the 2005 period to $755,000 during the 2006 period. The increase was primarily due to a $210,000 increase in service charges, fees on deposit accounts and check printing income while fees collected on residential mortgage referrals went down $35,000.
Noninterest Expense. Noninterest expense increased by $1.7 million or 21.8% from $8.0 million for the nine-month period ended September 30, 2005 to $9.7 million for the nine-month period ended September 30, 2006. The increase was primarily due to increases of $.9 million in salaries and employee benefits and $.4 million in occupancy and equipment expense, all related to the overall growth of the Company.
Income Taxes. Income taxes were $3.2 million for the nine-month period ended September 30, 2006 (an effective tax rate of 35.7%) and $1.1 million (an effective tax rate of 37.6%) for the corresponding period in 2005. The effective rate considers tax exempt securities income in the 2006 period, and a net state income tax rate of 3.6% in both periods.

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

UNITED HERITAGE BANKSHARES OF FLORIDA, INC.
Part II — OTHER INFORMATION
Item 1. Legal Proceedings
There are no material pending legal proceedings to which United Heritage Bankshares of Florida, Inc. or any of its subsidiaries is a party or to which any of their property is subject.
Item 1(A). Risk Factors
There are no material changes from the risk factors as previously disclosed in the registrant’s 2005 Form 10K.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Not applicable.
Item 3. Defaults upon Senior Securities
Not applicable
Item 4. Submission of Matters to a Vote of Security Holders
No matters were submitted to a vote of security holders during the quarter ending September 30, 2006.
Item 5. Other Information
Not applicable

UNITED HERITAGE BANKSHARES OF FLORIDA, INC.
Item 6. Exhibits
(a) The following exhibits are filed as part of this report.

10.1 -	Salary Continuation Agreements *

10.2 -	Amendment to Employment Agreement for David G. Powers *

10.3 -	Amendment to Employment Agreement for Shirley L. Tyler *

31.1 -	Certification of Chief Executive Officer required by Rule 13a-14(a)/15d-14(a) under the Exchange Act

31.2 -	Certification of Chief Financial Officer required by Rule 13a-14(a)/15d-14(a) under the Exchange Act

32.1 -	Certification of Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2 -	Certification of Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Incorporated by reference to Form 8-K filed September 25, 2006.

UNITED HERITAGE BANKSHARES OF FLORIDA, INC.
SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

Date: November 7, 2006

United Heritage Bankshares of Florida, Inc.

	By: Name:	/s/ David G. Powers David G. Powers, President and
Chief Executive Officer

	By: Name:	/s/ Shirley L. Tyler Shirley L. Tyler, Executive Vice
President and Treasurer

United Heritage Bankshares of Florida, Inc.
Form 10-Q
For the Quarter Ended September 30, 2006
EXHIBIT INDEX

Exhibit
No.	Exhibit

10.1	Salary Continuation Agreements *

10.2	Amendments to Employment Agreement for David G. Powers *

10.3	Amendment to Employment Agreement for Shirley L. Tyler *

31.1	Certification of President and Chief Executive Officer under §302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Executive Vice President and Treasurer under §302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of President and Chief Executive Officer under §906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Executive Vice President and Treasurer under §906 of the Sarbanes-Oxley Act of 2002

*	Incorporated by reference to Form 8-K filed September 25, 2006.