Form 10-K
period 2006-12-31
UNITED HERITAGE BANKSHARES OF FLORIDA INC
filed 2007-03-30
CIK 1230299

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended December 31, 2006
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
Commission File Number
UNITED HERITAGE BANKSHARES OF FLORIDA, INC.
(Name of Small Business Issuer in its charter)

Florida	04-3691059

(State or other jurisdiction	(I.R.S. Employer
of incorporation or organization)	Identification No.)

640 East State Road 434, Longwood, Florida	32750

(Address of principal executive offices)	(Zip Code)
Issuer’s telephone number, including area code: (407) 712-6151
Securities registered pursuant to Section 12(b) of the Act: None
Securities registered pursuant to Section 12(g) of the Act:
Common Stock, par value $0.01 per share
(Title of Class)
     Indicate by check mark if the Registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act: YES ☐ NO ☑
     Indicate by check mark if the Registrant is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act: ☐
     Check whether the issuer has (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days: YES ☑ NO ☐
     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of issuer’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K: ☑
     Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer (as defined in Rule 12b-2 of the Exchange Act): Large Accelerated Filer ☐ Accelerated Filer ☐ Non-accelerated Filer ☑
     Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
     The aggregate market value of the Common Stock of the issuer held by non-affiliates of the issuer (4,216,209 shares) on June 30, 2006, was approximately $63,243,135. As of such date, no organized trading market existed for the Common Stock of the issuer. The aggregate market value was computed by reference to the $15.00 per share amount representing the sales price of the Common Stock of the issuer at the date closest to June 30, 2006. For the purposes of this response, directors, executive officers and holders of 5% or more of the issuer’s Common Stock are considered the affiliates of the issuer at that date.
     As of March 5, 2007, there were issued and outstanding 5,055,131 shares of the issuer’s Common Stock.

PART I
Item 1. Description of Business
General
     United Heritage Bankshares of Florida, Inc. (the “Company”) was incorporated under the laws of the State of Florida on April 15, 2002. The Company is a registered bank holding company under the Bank Holding Company Act of 1956, as amended (the “BHC Act”) and owns 100% of the common stock of United Heritage Bank (the “Bank”). On December 1, 2006, the Company entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Marshall and Ilsley Corporation (“M&I”) whereby the Company will merge with and into M&I. Under the terms of the Merger Agreement, each shareholder of the Company will receive 0.8740 of a share of M&I common stock for each share of they own of the Company’s common stock. The transaction contemplated by the Merger Agreement is subject to the customary closing conditions. The transaction is expected to be completed during April 2007.
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
The market value of our investments could decline
     Our investment securities portfolio as of December 31, 2006 has been designated as available-for-sale pursuant to Statement of Financial Accounting Standards No. 115 (“SFAS 115”) relating to accounting for investments. SFAS 115 requires that unrealized gains and losses in the estimated value of the available-for-sale portfolio be “marked to market” and reflected as a separate item in stockholders’ equity (net of tax) as accumulated other comprehensive income (loss).
     Shareholders’ equity will continue to reflect the unrealized gains and losses (net of tax) of these investments. There can be no assurance that the market value of our investment portfolio will not decline, causing a corresponding decline in shareholders’ equity.
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
We do not intend to pay dividends
     We do not anticipate paying any cash dividends on our common stock for the foreseeable future. No assurance can be given that our future earnings will be sufficient to permit the legal payment of dividends to shareholders at any time in the future. We are subject to significant regulatory restrictions on the payment of cash dividends. Even if we may legally declare dividends, the amount and timing of such dividends will be at the discretion of our board of directors. The board may in its sole discretion decide not to declare dividends. Our Merger Agreement with M&I also precludes us from paying dividends. In light of their restrictions and the need for the Bank to retain and build capital for growth and expansion, we intend to reinvest earnings for the foreseeable future.
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
     Gramm-Leach-Bliley Act. Enacted in 1999, the Gramm-Leach-Bliley Act reformed and modernized certain areas of financial services regulation. The Act permits the creation of financial services holding companies that can offer a full range of financial products under a regulatory structure based on the principle of functional regulation. The legislation eliminated the legal barriers to affiliations among banks and securities firms, insurance companies, and other financial services companies. The Act also provides financial organizations with the opportunity to structure these financial affiliations through a holding company structure or a financial subsidiary. The Act reserves the role of the Federal Reserve Board as the supervisor for bank holding companies. At the same time, the Act also provides a system of functional regulation which is designed to utilize the various existing federal and state regulatory bodies.
     The law also includes a minimum federal standard of financial privacy. Financial institutions are required to have written privacy policies that must be disclosed to customers. The disclosure of a financial institution’s privacy policy must take place at the time a customer relationship is established and not less than annually during the continuation of the relationship. The Act also provides for the functional regulation of bank securities activities. The law repeals the exemption that banks were afforded from the definition of “broker,” and replaces it with a set of limited exemptions that allow the continuation of some historical activities performed by banks. In addition, the act amends the securities laws to include banks within the general definition of dealer. Regarding bank products, the law provides a procedure for handling products sold by banks that have securities elements. In the area of Community Reinvestment Act activities, the Act generally requires that financial institutions address the credit needs of low-to-moderate income individuals and neighborhoods in the communities in which they operate. Bank regulators are required to take the Community Reinvestment Act ratings of a bank or of the bank subsidiaries of a holding company into account when acting upon certain branch and bank merger and acquisition applications filed by the institution. Under the Act, financial holding companies and banks that desire to engage in new financial activities are required to have satisfactory or better Community Reinvestment Act ratings when they commence the new activity.
     Sarbanes-Oxley Act. On July 30, 2002, the Sarbanes-Oxley Act of 2002 (the “Sarbanes Act”) was enacted. The Securities and Exchange Commission (the “SEC”) has promulgated certain regulations pursuant to the Sarbanes Act and may propose additional regulations as necessary in furtherance of the Sarbanes Act. The passage of the Sarbanes Act and the regulations implemented by the SEC subject publicly-traded companies to additional and more extensive reporting regulations and disclosure. Continued compliance with the Sarbanes Act and corresponding regulations may increase the Company’s expenses.
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
     Capital Requirements. The Federal Reserve Board and bank regulatory agencies require bank holding companies and financial institutions to maintain capital at adequate levels based on a percentage of assets and off balance sheet exposures, adjusted for risk weights ranging from 0% to 100%. Under the risk-based standard, capital is classified into two tiers. Tier 1 capital consists of common shareholders’ equity, excluding the unrealized gain (loss) on available-for-sale securities, minus certain intangible assets. Tier 2 capital consists of the general allowance for credit losses except for certain limitations. An institution’s qualifying capital base for purposes of its risk-based capital ratio consists of the sum of its Tier 1 and Tier 2 capital. The regulatory minimum requirements are 4% for Tier 1 and 8% for total risk-based capital. Bank holding companies and banks are also required to maintain capital at a minimum level based on total assets, which is known as the leverage ratio. The minimum requirement for the leverage ratio is 3%, but all but the highest rated institutions are required to maintain ratios 100 to 200 basis points above the minimum. At December 31, 2006 both the Company and the Bank met all capital requirements to which they were subject.

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
     As of December 31, 2006, the Bank met the capital requirements of a “well capitalized” institution.
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

     Bank Secrecy Act/USA Patriot Act. Under the Bank Secrecy Act, financial institutions are obligated to file Suspicious Activity Reports on suspicious activities involving the institution, including certain attempted or actual violations of law as well as certain transactions that do not appear to have a lawful purpose or are not the sort of transaction in which the particular customer would normally be expected to engage. The Bank Secrecy Act was amended by the USA Patriot Act of 2001, expanding the important role the government expects banks to play in detecting and reporting suspicious activity. The USA Patriot Act broadened the application of the anti-money laundering regulations to apply to additional types of financial institutions, such as broker-dealers, and strengthened the ability of the U.S. Government to detect and prosecute international money laundering and the financing of terrorism. Failure of a financial institution to comply with the Bank Secrecy Act, as amended by the USA Patriot Act, could have serious legal and reputational consequences for the institution. The Bank has adopted policies, procedures and controls to address compliance with these regulations and will continue to revise and update its policies, procedures and controls to reflect changes required by the USA Patriot Act and all applicable implementing regulations.
     Interstate Banking. The Riegle-Neal Interstate Banking and Branching Efficiency Act of 1996, provides for nationwide interstate banking and branching. Under the law, interstate acquisitions of banks or bank holding companies in any state by bank holding companies in any other state is permissible. Interstate branching and consolidation of existing bank subsidiaries in different states is permissible. Florida allows out-of-state bank holding companies (located in states that allow Florida bank holding companies to acquire banks and bank holding companies in that state) to acquire Florida banks and Florida bank holding companies. The law essentially provides for out-of-state entry by acquisition only (and not by interstate branching) and requires the acquired Florida bank to have been in existence for at least three years.
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
Employees
     As of December 31, 2006, the Company had 94 full-time employees (including executive officers) and 8 part-time employees. The employees are not represented by a collective bargaining unit. The Company considers relations with employees to be good.
Item 1B. Unresolved Staff Comments
     Not applicable.
Item 2. Description of Properties
     The main office of the Company is located at 640 East State Road 434, Longwood, Florida 32750. The main office of the Bank is located at 640 East State Road 434, Longwood, Florida 32750. The administrative offices of the Company and the Bank are located at 640 East State Road 434, Longwood, Florida 32750. Additional offices are located at 100 East Packwood Avenue, Maitland, Florida 32751; 1211 Orange Avenue, Suite 101, Winter Park, Florida 32789; 21 East Third Street, Apopka, Florida 32703; 3001 West Lake Mary Boulevard, Lake Mary, Florida 32746; 413 West First Street, Sanford, Florida 32771; 3378 Edgewater Drive, Orlando, Florida 32804; 5202 Red Bug Lake Road, Winter Springs, Florida 32708; 129 East Gore Street, Orlando, Florida 32806; 1002 South Dillard Street, Winter Garden, Florida 32787. 1101 West Colonial Drive, Ocoee, Florida 34761; 150 North Orange Avenue, Orlando, Florida 32801; and 2250 North Orange Blossom Trail, Orlando, Florida 32804. The Company and the Bank lease their banking offices.
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
Item 4. Submission of Matters to a Vote of Security Holders
     On December 1, 2006, the shareholders voted to approve the Merger Agreement with M&I.
     No other matters were submitted to a vote of the Company’s security holders during the fourth quarter of the year ended December 31, 2006.

PART II
Item 5. Market for Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
     The shares of the Company’s common stock are not actively traded, and such trading activity, as it occurs, takes place in privately negotiated transactions. There is no established public trading market for the shares of the Company’s common stock. Management of the Company is aware of certain transactions in its shares, although the trading prices of all stock transactions are not known. The following sets forth the high and low trading prices for certain trades of the Company’s common stock that occurred in transactions known to the Company’s management during 2006 and 2005:

	2006			2005
	High	Low	Shares	High		Low		Shares
1st Quarter	$16	$14	3,639	$—		$—		—
2nd Quarter	$—	$—	—	$10	(1)	$10	(1)	3,500	(1)
3rd Quarter	$—	$—	—	$15		$15		100
4th Quarter	$20	$16	80,115	$—		$—		—

(1)	This trade was not an arm-length transaction.
     The Company had approximately 894 shareholders of record as of December 31, 2006.
Dividends
     The Company has not paid any cash dividends in the past. The Company intends that, for the foreseeable future, it will retain earnings to finance continued growth rather than pay cash dividends on the Company’s common stock. The Company is also precluded by the Merger Agreement from paying dividends. If at any time the Company’s Board determines to pay dividends on the Company’s common stock, the timing and the extent to which dividends are paid by the Company will be determined by such Board in light of then-existing circumstances, including the Company’s rate of growth, profitability, financial condition, existing and anticipated capital requirements, the amount of funds legally available for the payment of cash dividends, regulatory constraints and such other factors as the Board determines relevant. The source of funds for payment of dividends by the Company will be dividends received from the Bank. Payments by the Bank to the Company are limited by law and regulations of the bank regulatory authorities. There are various statutory and contractual limitations on the ability of the Bank to pay dividends to the Company. The FDIC and the Florida Department also have the general authority to limit the dividends paid by banks if such payment may be deemed to constitute an unsafe and unsound practice. Under Florida law, after making provisions for a reasonably anticipated future losses on loans and other assets, the board of directors of a bank may declare a dividend of so much of the bank’s aggregate net profits for the current year combined with its retained earnings (if any) for the preceding two years as the board deems appropriate and, with the approval of the Florida Department, may declare a dividend from retained earnings for prior years. No dividends may be paid at a time when a bank’s net earnings from the preceding two years is a loss or which would cause the capital accounts of the bank to fall below the minimum amount required by law, regulation, order or any written agreement with the Florida Department or a federal regulatory agency.

     Florida law applicable to companies (including the Company) provides that dividends may be declared and paid only if, after giving it effect, (i) the company is able to pay its debts as they become due in the usual course of business, and (ii) the company’s total assets would be greater than the sum of its total liabilities plus the amount that would be needed if the company were to be dissolved at the time of the dividend to satisfy the preferential rights upon dissolution of shareholders whose preferential rights are superior to those receiving the dividend. Moreover, the Merger Agreement with M&I effectively precludes the payment of any dividends before the merger transaction is consummated.
     The Company did not repurchase any shares of its common stock during 2006.

Item 6. Selected Financial Data
($ in thousands, except per share data)

	At or For the Year Ended December 31,
	2006	2005	2004	2003	2002
Interest income	$45,887	29,282	16,655	13,553	5,762
Interest expense	$21,214	12,206	5,913	5,589	2,321
Net interest income before provision for loan losses	$24,673	17,076	10,742	7,964	3,441
Provision for loan losses	$974	1,540	617	784	542
Net interest income after provision	$23,699	15,536	10,125	7,180	2,899
Noninterest income	$1,086	801	547	526	270
Noninterest expenses	$13,489	11,073	7,346	6,257	3,301
Income (loss) before income taxes	$11,296	5,264	3,326	1,449	(131)
Income taxes	$3,952	1,929	1,285	568	2
Net income (loss)	$7,344	3,335	2,041	881	(133)
Per share data:
Basic earnings per share	$1.49	.74	.63	.28	(0.07)
Diluted earnings per share	$1.39	.72	.61	.27	(0.07)
Cash dividends declared	$—	—	—	—	—
Book value at end of period	$13.70	11.86	10.35	9.73	9.73
Common shares outstanding at end of period	5,033,741	4,871,908	3,263,406	3,256,888	2,000,000
Weighted average common shares outstanding (basic) during period	4,929,840	4,512,372	3,258,687	3,170,513	2,000,000
Weighted average common shares outstanding (diluted) during period	5,297,662	4,626,297	3,359,724	3,231,971	2,000,000
Total assets at end of period	$750,839	707,894	406,467	324,324	138,645
Cash and cash equivalents	$82,572	147,723	85,971	60,629	24,565
Securities	$203,426	185,169	68,640	56,386	29,302
Loans, net	$439,085	360,425	241,214	198,480	80,162
Deposits	$657,783	616,536	365,642	286,572	118,114
Borrowings	$22,503	31,884	6,009	5,174	837
Shareholders’ equity	$68,973	57,787	33,790	31,676	19,468
Total gross loans	$445,294	365,636	244,650	201,354	81,206
Allowance for loan losses	$5,557	4,580	3,077	2,526	1,014
Nonperforming loans	$49	44	94	491	—
Allowance for loan losses as a percentage of period-end total gross loans	1.25%	1.25%	1.26%	1.25%	1.25%
Allowance for loan losses as a percentage of nonperforming gross loans	11,300.00%	10,409.09%	3,273.40%	514.46%	N/A
Total nonperforming loans as a percentage of total loans	.01%	.01%	0.04%	0.24%	N/A
Total nonperforming loans as a percentage of total assets	.01%	NIL	0.02%	0.15%	N/A
Total nonperforming loans and real estate owned as a percentage of total loans	.01%	.01%	0.02%	0.15%	N/A

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
     The Company uses its capital resources principally to fund existing and continuing loan commitments and to purchase investment securities. Off-balance-sheet commitments to extend credit, which amounted to $187.1 million at December 31, 2006, $138.6 million at December 31, 2005 and $63.8 million at December 31, 2004, represent legally binding agreements to lend to customers with fixed expiration dates or other termination clauses. Since many commitments are expected to expire without being funded, committed amounts do not necessarily represent future cash requirements.
     The following table summarizes the Company’s contractual obligations, including certain on-balance-sheet and off-balance-sheet obligations, at December 31, 2006 (in thousands):

	Payments Due by Period
			Greater	Greater
			Than	Than
		Less	1 Year	3 Years	More
		Than 1	Up to 3	Up to 5	Than 5
Contractual Obligations	Total	Year	Years	Years	Years
Time deposit maturities	$327,511	$245,744	$81,417	$330	$—
Borrowings	22,503	22,503	—	—	—
Operating leases	18,911	1,260	2,423	2,330	12,898
Loan commitments and unused lines of credit	85,155	—	—	—	—
Standby letters of credit	7,807	—	—	—	—
Undisbursed construction loans in process	75,096	—	—	—	—

Total	$536,983	$269,507	$83,840	$2,660	$12,898

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

     The following table summarizes the regulatory capital levels and ratios:

					Minimum
					To Be Well
					Capitalized Under
			Minimum Capital		Prompt Corrective
	Actual		Requirement		Action Provisions
	Amount	%	Amount	%	Amount	%
As of December 31, 2006:
Total capital to Risk- Weighted assets:
Consolidated	$74,812	13.65%	$43,854	8.00%	$—	N/A
Bank	$70,848	12.95%	$43,775	8.00%	$54,719	10.00%
Tier I Capital to Risk- Weighted Assets:
Consolidated	$69,255	12.63%	$21,927	4.00%	$—	N/A
Bank	$65,291	11.93%	$21,888	4.00%	$32,831	6.00%
Tier I Capital to Average Assets:
Consolidated	$69,255	9.50%	$29,156	4.00%	$—	N/A
Bank	$65,291	8.96%	$29,133	4.00%	$36,416	5.00%

As of December 31, 2005:
Total capital to Risk- Weighted assets:
Consolidated	$63,178	13.96%	$36,200	8.00%	$—	N/A
Bank	$61,852	13.59%	$36,416	8.00%	$45,520	10.00%
Tier I Capital to Risk- Weighted Assets:
Consolidated	$58,598	12.95%	$18,100	4.00%	$—	N/A
Bank	$57,272	12.58%	$18,208	4.00%	$27,312	6.00%
Tier I Capital to Average Assets:
Consolidated	$58,598	8.97%	$26,140	4.00%	$—	N/A
Bank	$57,272	8.77%	$26,134	4.00%	$32,668	5.00%

Results of Operations
     The following table shows selected ratios for the periods ended or at the dates indicated:

	Year Ended December 31,
	2006	2005	2004
Average equity as a percentage of average assets	8.51%	9.19%	8.81%
Equity to total assets at end of period	9.19%	8.16%	8.31%
Return on average assets	1.04%	.59%	.56%
Return on average equity	12.20%	6.45%	6.38%
Noninterest expense to average assets	1.91%	1.97%	2.02%
Nonperforming loans as a percentage of total assets	.01%	NIL%	0.02%
     The rates and yields for the dates indicated were as follows:

	Year Ended December 31,
	2006	2005	2004
Loans	8.33%	7.10%	6.46%
Investment securities	4.23%	3.75%	3.01%
Other interest-earning assets	4.95%	3.29%	1.28%
All interest-earning assets	6.76%	5.54%	4.92%
Savings, NOW and money-market deposits	3.13%	2.21%	1.61%
Time deposits	4.58%	3.49%	2.75%
All interest-bearing liabilities	3.95%	2.86%	2.11%
Interest-rate spread	2.81%	2.68%	2.81%
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
     Net interest income before provision for loan losses was approximately $24,673,000 for 2006 compared to $17,076,000 for 2005 and $10,742,000 for 2004.

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

	Year Ended December 31,
	2006			2005			2004
		Interest	Average		Interest	Average		Interest	Average
	Average	and	Yield/	Average	and	Yield/	Average	and	Yield/
	Balance	Dividends	Rate	Balance	Dividends	Rate	Balance	Dividends	Rate
Interest-earning assets:
Loans	$401,979	33,504	8.33%	$296,699	$21,070	7.10%	$219,946	$14,202	6.46%
Securities	188,871	7,987	4.23	129,166	4,849	3.75	54,277	1,633	3.01
Other (1)	88,838	4,396	4.95	102,280	3,363	3.29	64,017	820	1.28

Total interest-earning assets	679,688	45,887	6.76	528,145	29,282	5.54	338,240	16,655	4.92

Noninterest-earning assets	27,246			34,492			25,165

Total assets	$706,934			$562,637			$363,405

Interest-bearing liabilities:
Savings, NOW and money- market deposits	232,615	7,288	3.13	208,336	4,601	2.21	151,834	2,446	1.61
Time deposits	280,071	12,840	4.58	211,832	7,392	3.49	125,161	3,442	2.75
Other borrowings (2)	24,785	1,086	4.38	6,729	213	3.17	3,031	25	0.82

Total interest-bearing liabilities	537,471	21,214	3.95	426,897	12,206	2.86	280,026	5,913	2.11

Noninterest-bearing deposits	104,763			81,368			49,385
Noninterest-bearing liabilities	4,532			2,679			1,995
Stockholders’ equity	60,168			51,693			31,999

Total liabilities and stockholders’ equity	$706,934			$562,637			$363,405

Net interest income		$24,673			$17,076			$10,742

Interest-rate spread (3)			2.81%			2.68%			2.81%

Net interest margin (4)			3.63%			3.23%			3.18%

Ratio of average interest- earning assets to average interest-bearing liabilities	1.26			1.24			1.21

(1)	Includes Federal Home Loan Bank stock, Federal Funds sold and interest-earning demand deposits.

(2)	Includes securities sold under agreement to repurchase and federal funds purchased lines of credit.

(3)	Interest-rate spread represents the difference between the average yield on interest-earning assets and the average rate of interest-bearing liabilities.

(4)	Net interest margin is net interest income divided by average interest-earning assets.

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
Year Ended December 31, 2006 vs. 2005:

	Increase (Decrease) Due to
			Rate/
	Rate	Volume	Volume	Total
	(In thousands)
Interest-earning assets:
Loans	$3,664	$7,470	$1,300	$12,434
Securities	618	2,234	286	3,138
Other	1,698	(442)	(223)	1,033

Total	5,980	9,262	1,363	16,605

Interest-bearing liabilities:
Deposits:
Savings, NOW and money-market deposits	1,926	537	224	2,687
Time deposits	2,319	2,382	747	5,448
Borrowings	82	572	219	873

Total	4,327	3,491	1,190	9,008

Net change in net interest income	$1,653	$5,771	$173	$7,597

Year Ended December 31, 2005 vs. 2004:

	Increase (Decrease) Due to
			Rate/
	Rate	Volume	Volume	Total
	(In thousands)
Interest-earning assets:
Loans	$1,417	$4,956	$495	$6,868
Securities	405	2,253	558	3,216
Other	1,285	490	768	2,543

Total	3,107	7,699	1,821	12,627

Interest-bearing liabilities:
Deposits:
Savings, NOW and money-market deposits	907	910	337	2,154
Time deposits	926	2,383	641	3,950
Borrowings	71	31	87	189

Total	1,904	3,324	1,065	6,293

Net change in net interest income	$1,203	$4,375	$756	$6,334

Comparison of Results of Operations for 2006 to 2005
General
     Net income for the year ended December 31, 2006 was $7.3 million or $1.49 basic and $1.39 diluted earnings per share compared to $3.3 million or $.74 basic and $.72 diluted earnings per share for the comparable period in 2005. The increase in the Company’s net income was primarily due to an increase in net interest income, partially offset by increases in provision for loan losses and noninterest expenses.
Interest Income and Expense
     Interest income increased to $45.9 million for the year ended December 31, 2006 from $29.3 million for the year ended December 31, 2005. Interest income on loans increased to $33.5 million primarily due to increases in the average loan portfolio balance from $297 million for the year ended December 31, 2005 to $402 million for 2006 and in the average yield from 7.10% to 8.33%. Interest income on securities increased to $8.0 million in 2006 from $4.8 million in 2005 primarily due to a increase in the average balance from $129.2 million to $188.9 million.
     Interest income on other interest-earning assets increased to $4.4 million in 2006 from $3.4 million in 2005 primarily due to an increase in the average yield to 4.95% in 2006 from 3.29% in 2005.
     Interest expense on interest-bearing liabilities was $21.2 million for the year ended December 31, 2006 compared to $12.2 million for 2005. Interest expense increased due to increases in average interest-bearing liabilities from $427 million in 2005 to $537 million in 2006 and in the average rate paid from 2.86% in 2005 to 3.95% in 2006.
Provision for Loan Losses
     The provision for loan losses is charged to income to increase the total allowance to a level deemed appropriate by management and is based upon the volume and type of lending conducted by the Company, industry standards, the amount of nonperforming loans and general economic conditions, particularly as they relate to the Company’s market areas, and other factors related to the collectibility of the Company’s loan portfolio. The Company recorded a provision for loan losses for the year ended December 31, 2006 of $974,000 compared to $1,540,000 in 2005. The allowance for loan losses was $5.5 million, or 1.25% of total loans, at December 31, 2006. Management believes the allowance was adequate at December 31, 2006.

Noninterest Income
     Noninterest income increased to $1,086,000 for the year ended December 31, 2006 compared to $801,000 for the year ended December 31, 2005. The increase was primarily due to a $179,000 increase in service charges and fees and increases in residential mortgage fees.
Noninterest Expense
     Noninterest expense was $13.5 million for the year ended December 31, 2006 compared to $11.1 million for the year ended December 31, 2005. This increase includes increases of approximately $1.3 million in salary and employee benefits and $561,000 in occupancy and equipment expense associated with the growth of the Company from 2005 to 2006.
Income Taxes
     Income taxes for the year ended December 31, 2006 were $3.9 million (an effective rate of 35.0%, including state income taxes) compared to approximately $1.9 million (an effective rate of 36.6%, including state income taxes) for the 2005 period.
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

Provision for Loan Losses
     The provision for loan losses is charged to income to increase the total allowance to a level deemed appropriate by management and is based upon the volume and type of lending conducted by the Company, industry standards, the amount of nonperforming loans and general economic conditions, particularly as they relate to the Company’s market areas, and other factors related to the collectibility of the Company’s loan portfolio. The Company recorded a provision for loan losses for the year ended December 31, 2005 of $1,540,000 compared to $617,000 in 2004. The allowance for loan losses was $4.6 million, or 1.25% of total loans, at December 31, 2005. Management believes the allowance was adequate at December 31, 2005.
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

     The following table sets forth certain information relating to the Company’s interest-earning assets and interest-bearing liabilities at December 31, 2006 that are estimated to mature or are scheduled to reprice within the period shown ($ in thousands):

				Over
	Under 3	3 to 12	1-5	Five
	Months	Months	Years	Years	Total
Federal funds sold	$71,334	$—	$—	$—	$71,334
Loans (1)	278,492	20,450	87,806	58,546	445,294
Securities (2)	6,727	20,182	108,123	68,394	203,426

Total rate-sensitive assets (earning assets)	$356,553	$40,632	$195,929	$126,940	$720,054

Money market (3)	$140,242	$—	$—	$—	$140,242
Savings and NOW deposits (3)	4,343	13,029	69,489	—	86,861
Time deposits (3)	20,160	224,441	82,910	—	327,511
Other borrowings	22,503	—	—	—	22,503

Total rate-sensitive liabilities	$187,248	$237,470	$152,399	$—	$577,117

Gap (repricing differences)	$169,305	$(196,838)	$43,530	$126,940	$142,937

Cumulative Gap	$169,305	$(27,533)	$15,997	$142,937

Cumulative GAP/total assets	.23	(.04)	.02	.19

Cumulative GAP/total earning assets	.25	(.04)	.02	.21

Total assets					$750,712

Total earning assets					$679,195

(1)	In preparing the table above, adjustable-rate loans were included in the period in which the interest rates are next scheduled to adjust rather than in the period in which the loans mature. Fixed-rate loans were scheduled according to their contractual maturities.

(2)	Securities were scheduled based on their remaining maturity or repricing frequency. Mortgage-backed securities are scheduled over ratably five years.

(3)	Excludes noninterest-bearing deposit accounts. Money market deposits were regarded as maturing immediately. NOW and savings deposits were regarded as maturing in 1-5 years. All other time deposits were scheduled through the maturity dates.

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

     The following table sets forth information concerning the Company’s loan portfolio by type of loan at the dates indicated ($ in thousands):

	At December 31,
	2006		2005		2004		2003
		% of		% of		% of		% of
	Amount	Total	Amount	Total	Amount	Total	Amount	Total
Commercial, financial and agricultural	$79,462	18%	$69,266	19%	$44,720	18%	$42,779	21%
Real estate-mortgage	212,378	48	179,323	49	133,257	54	119,887	60
Construction and land development	146,297	33	111,698	31	60,675	25	31,934	16
Installment and consumer lines	7,157	1	5,349	1	5,998	3	6,754	3

Total loans	$445,294	100%	$365,636	100%	$244,650	100%	$201,354	100%

Less: Allowance for loan losses	(5,557)		(4,580)		(3,077)		(2,526)
Net deferred fees	(652)		(631)		(359)		(348)

Loans, net	$439,085		$360,425		$241,214		$198,480

     The following table reflects the contractual principal repayments by period of the Company’s loan portfolio at December 31, 2006 (in thousands):

	1 Year	1 Through	After
	or Less	5 Years	5 Years	Total
Commercial, financial and agricultural	$52,834	$24,732	$1,896	$79,462
Real estate-mortgage	73,087	62,409	76,882	212,378
Construction and land development	91,283	32,850	22,164	146,297
Installment and consumer lines	5,167	1,946	44	7,157

Total loans	$222,371	$121,937	$100,986	$445,294

Loans with maturities over one year:
Fixed rate				120,295
Variable rate				102,628

Total maturities greater than one year				$222,923

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

     The following summarizes impaired loans (in thousands):

	At December 31,
	2006	2005	2004	2003	2002
Impaired loans with a valuation allowance	$49	$44	$83	$376	$—
Impaired loans without a valuation allowance	—	—	—	—	—
Less — valuation allowance on impaired loans	(6)	(4)	(5)	(97)	—

Total net impaired loans	$43	$40	$78	$279	$—

     The average net investment in impaired loans and interest income recognized and received on impaired loans (in thousands):

	Year Ended December 31,
	2006	2005	2004	2003	2002
Average net investment in impaired loans	$49	$51	$349	$376	$—

Interest income recognized on impaired loans	$1	$1	$3	$—	$—

Interest income received on impaired loans	$1	$1	$3	$—	$—

     Loans on non-accrual status and foreclosed assets and certain other related information was as follows:

	At December 31,
	2006		2005		2004		2003		2002
		% of		% of		% of		% of		% of
		Total		Total		Total		Total		Total
	Amount	Loans	Amount	Loans	Amount	Loans	Amount	Loans	Amount	Loans
	($in thousands)
Loans on nonaccrual status:
Real estate loans	$—	—%	$—	—%	$—	—%	$—	—%	$—	—%
Commercial	11	—	44	.01	50	.02	491	.24	—	—
Consumer and home equity loans	38	.01	—	—	—	—	—	—	—	—

Total loans on nonaccrual status	49	.01	44	.01	50	.02	491	.24	—	—
Accruing loans past due 90 days or more	—	—	—	—	44	.02	—	—	—	—
Troubled debt restructuring	—	—	—	—	—	—	—	—	—	—

Total nonperforming loans	49	.01	44	.01	94	.04	491	.24	—	—
Foreclosed assets	—	—	—	—	—	—	—	—	—	—

Total nonperforming assets	$49	.01	$44	.01	$94	.04	$491	.24	$—	—

As a percentage of total assets:
Total nonperforming loans		.01%		.01%		.02%		.15%		N/A

Total nonperforming assets		.01%		.01%		.02%		.15%		N/A

Allowance for loan losses as a percentage of:
Total loans		1.25%		1.25%		1.26%		1.25%		1.25%

Nonperforming loans		11,340%		10,409%		3,273%		514%		N/A

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

     Interest income that would have been recorded under the original terms of loans on nonaccrual status at December 31, 2006 and interest income actually recognized during the year ended December 31, 2006 on these loans was as follows:

Amount
(In thousands)
Interest income that would have been recorded	$5
Less: Interest income recognized	1

Interest income foregone	$4

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
     The following table sets forth information concerning the number and dollar amount of loans and foreclosed assets classified as “special mention” or “substandard” at December 31, 2006. No loans or foreclosed assets were classified “doubtful” or “loss” at December 31, 2006.

	Special Mention		Substandard
	Number	Amount	Number	Amount
	($ in thousands)
At December 31, 2006:
Loans:
Commercial, financial and agricultural	3	$110	1	$11
Real estate mortgage	2	369	—	—
Construction and land development	—	—	—	—
Installment and consumer lines	—	—	2	38

	5	$479	3	$49

Foreclosed assets	—	$—	—	$—

Allowance for Loan Losses
     In originating loans, the Company recognizes that credit losses will be experienced and that the risk of loss will vary with, among other things, the type of loan being made, the creditworthiness of the borrower over the term of the loan and, in the case of a collateralized loan, the quality of the collateral for the loan as well as general economic conditions. It is management’s policy to attempt to maintain an adequate allowance for loan losses. The Company assesses its loan portfolio routinely through its credit administration function. The Company, as part of its ongoing risk management, assigns a risk grade to each loan within the portfolio. The risk grades fall into eight categories based on certain variables, included but not limited to, collateral, loan performance, And financial trends of the borrower. The Company establishes a reserve allocation based upon the assigned risk grade. In addition the Company establishes an aggregate reserve for loan loss threshold based upon the entire portfolio. The amount of the established provision in excess of the allocation based upon risk grade is considered a secondary reserve to mitigate the concentrations that may exist in the portfolio from time to time. These concentrations include both geographic and collateral. The Company uses various criteria in determining the aggregate reserve including peer group comparison, local economic trends and data provided by the primary regulatory agencies of the Company. Management recognizes the greater inherent risks in connection with commercial and consumer lending. See “Management’s Discussion and Analysis — Provision for Credit Losses.”
     Management continues to actively monitor the Company’s asset quality and to charge-off loans against the allowance for loan losses when appropriate or to provide specific loss allowances when necessary. Although management believes it uses the best information available to make determinations with respect to the allowance for loan losses, future adjustments may be necessary if economic conditions differ from the economic conditions in the assumptions used in making the initial determinations. Management believes that the allowance for loan losses was adequate at December 31, 2006.

     The following table sets forth information with respect to activity in the Company’s allowance for loan losses during the periods indicated:

	Year Ended December 31,
	2006	2005	2004	2003	2002
Allowance at beginning of period	$4,580	$3,077	$2,526	$1,014	$492
Charge-offs:
Commercial, financial and agricultural	(1)	(24)	(88)	(139)	(21)
Real estate mortgage	—	—	—	(16)	—
Installment and consumer lines	—	(14)	—	(5)	—

Total charge-offs	(1)	(38)	(88)	(160)	(21)

Recoveries:
Commercial, financial and agricultural	4	1	22	1	—

Total recoveries	4	1	22	1	—

Provision for loan losses charged to earnings	974	1,540	617	784	543
Acquired in purchase transaction	—	—	—	887	—

Allowance at end of period	$5,557	$4,580	$3,077	$2,526	$1,014

Ratio of net charges-offs during the period to average loans outstanding during the period	—%	.01%	.03%	.09%	.04%

Allowance for loan losses as a percentage of nonperforming loans	11,340%	10,409%	3,273%	514%	N/A

Allowance for loan losses as a percentage of total gross loans	1.25%	1.25%	1.26%	1.25%	1.25%

     While no portion of the allowance is in any way restricted to any individual loan or group of loans, and the entire allowance is available to absorb losses from any and all loan, the following table presents information regarding the Company’s total allowance for loan losses as well as the allocation of such amounts to the various categories of loans ($ in thousands):

	At December 31,
	2006		2005		2004		2003		2002
		% of		% of		% of		% of		% of
		Loans to		Loans to		Loans to		Loans to		Loans to
		Total		Total		Total		Total		Total
	Amount	Loans	Amount	Loans	Amount	Total	Amount	Loans	Amount	Loans
Commercial, financial and agricultural	$993	18%	$704	19%	$457	18%	$428	21%	$258	31%
Real estate mortgage	2,651	48	1,538	49	1,212	54	1,091	60	348	47
Construction and land development	1,824	33	1,121	31	607	25	319	16	155	19
Installment and consumer lines	89	1	53	1	69	3	78	3	22	3
Unallocated	—	—	1,164	—	732	—	610	—	231	—

Total allowance for loan losses	$5,557	100%	$4,580	100%	$3,077	100%	$2,526	100%	$1,014	100%

Investment Securities
     The Company’s investment securities portfolio consists of United States Government agency obligations and mortgage-backed securities. The following table sets forth the carrying values of the Company’s investment portfolio at the dates indicated (in thousands):

		At December 31,
	2006	2005	2004
Investment securities:
Available-for-sale:
U.S. Government agency obligations	$17,757	$15,743	$3,512
Mortgage-backed securities	134,544	148,307	65,128

Total	$152,301	$164,050	$68,640

Held-to-maturity:
Municipal bonds	$51,125	$21,119	$—

Federal funds sold	$71,334	$126,119	$63,831

Interest-earning demand deposits in other banks	$—	$—	$9,857

     The following table sets forth, by maturity distribution, certain information pertaining to the debt securities portfolio as follows ($ in thousands):

			After One Year		After Five Years
	One Year or Less		to Five Years		to Ten Years		After Ten Years		Total
	Amortized	Average	Amortized	Average	Amortized	Average	Amortized	Average	Amortized	Average
	Cost	Yield	Cost	Yield	Cost	Yield	Cost	Yield	Cost	Yield
December 31, 2006:
U.S. Government agency securities	$—	—%	$500	3.1%	$17,297	4.7%	$—	—%	$17,797	4.6%
Mortgage-backed securities	886	4.7	17,932	4.0	40,102	4.4	77,773	4.4	136,693	4.4
Municipal bonds	—	—	—	—	98	3.9	51,027	4.2	51,125	4.2

	$886	4.7%	$18,432	4.0%	$57,497	4.5%	$128,800	4.3%	$205,615	4.4%

December 31, 2005:
U.S. Government agency securities	$—	—%	$500	3.1%	$15,463	3.9%	$—	—%	$15,963	3.8%
Mortgage-backed securities	7,562	4.2	45,369	4.2	37,808	4.2	60,492	4.2	151,231	4.2
Municipal bonds	—	—	—	—	—	—	21,119	4.2	21,119	4.2

	$7,562	4.2%	$45,869	4.2%	$53,271	4.1%	$81,611	4.2%	$188,313	4.0%

December 31, 2004:
U.S. Government agency securities	$—	—%	$500	3.1%	$3,018	2.5%	$—	—%	$3,518	2.6%
Mortgage-backed securities	—	—	17,329	3.6	21,648	3.6	26,573	3.6	65,550	3.6

	$—	—%	$17,829	3.6%	$24,666	3.5%	$26,573	3.6%	$69,068	3.5%

     Statement of Financial Accounting Standards No. 115, which requires companies to classify investments securities including mortgage-backed securities as either held-to-maturity, available-for-sale, or trading securities. Securities classified as held-to-maturity are carried at amortized cost. Securities classified as available-for-sale are reported at fair value, with unrealized gains and losses, net of tax effect, reported as a separate component of stockholders’ equity. Securities classified as trading securities are recorded at fair value, with unrealized gains and losses included in earnings. The Company has classified all securities as available-for-sale. Typically, an increase in interest rates results in a decrease in underlying market value and a decrease in the level of principal repayments on mortgage-backed securities. As a result of changes in market interest rates, changes in the market value of available-for-sale securities resulted in net unrealized losses of $1,365,000, $1,961,000 and $267,000 in stockholders’ equity at December 31, 2006, 2005 and 2004, respectively. These fluctuations in stockholders’ equity represent the after-tax impact of changes in interest rates on the value of these investments. Management has determined that these unrealized losses at December 31, 2006 are not considered other than temporary.

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
     FDIC regulations limit the ability of certain insured depository institutions to accept, renew, or rollover deposits by offering rates of interest which are significantly higher than the prevailing rates of interest on deposits offered by other insured depository institutions having the same type of charter in such depository institutions’ normal market area. Under these regulations, “well capitalized” depository institutions may accept, renew, or rollover deposits at such rates without restriction, “adequately capitalized” depository institutions may accept, renew or rollover deposits at such rates with a waiver from the FDIC (subject to certain restrictions on payments of rates), and “undercapitalized” depository institutions may not accept, renew or rollover deposits at such rates. The regulations contemplate that the definitions of “well capitalized,” “adequately capitalized” and “undercapitalized” will be the same as the definitions adopted by the agencies to implement the prompt corrective action provisions of applicable law. See “Business — Supervision and Regulation — Capital Requirements.” As of December 31, 2006, the Bank met the definition of a “well capitalized” depository institution.

     The following table shows the distribution of, and certain other information relating to, the Company’s deposit accounts by type ($ in thousands):

	At December 31,
	2006		2005		2004
		% of		% of		% of
	Amount	Deposits	Amount	Deposits	Amount	Deposits
Noninterest-bearing demand deposits	$103,169	16%	$98,082	16%	$52,472	14%
Savings and NOW deposits	86,861	13	55,614	9	35,620	10
Money-market deposits	140,242	21	217,281	35	131,131	36

Subtotal	330,272	50	370,977	60	219,223	60

Time deposits:
1.00% - 1.99%	—	—	656	1	5,289	1
2.00% - 2.99%	—	—	—	—	70,069	19
3.00% - 3.99%	27	—	117,657	19	57,002	16
4.00% - 4.99%	87,591	13	127,246	20	14,059	4
5.00% - 5.99%	239,893	37	—	—	—	—

Total time deposits (1)	327,511	50	245,559	40	146,419	40

Total deposits	$657,783	100%	$616,536	100%	$365,642	100%

(1)	Including individual retirement accounts (“IRAs”) of $9,887, $10,958 and $8,695 at December 31, 2006, 2005 and 2004, respectively.
     The following tables show the average amount outstanding and the average rate paid on each of the following deposit account categories during the periods indicated ($ in thousands) :

	Year Ended December 31,
	2006		2005		2004
	Average	Average	Average	Average	Average	Average
	Balance	Rate	Balance	Rate	Balance	Rate
Money-market deposits	$163,747	3.28%	$161,514	2.42%	$110,302	1.84%
Savings and NOW deposits	68,868	2.77	46,822	1.48	41,532	1.00
Time deposits	280,071	4.58	211,832	3.49	125,161	2.75

Total interest-bearing deposits	$512,686	3.93%	$420,168	2.85%	$276,995	2.13%

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
     The following tables present by various interest rate categories the amounts of time deposits at December 31, 2006 which mature during the period indicated (in thousands):

	Due	Due	Due
	Under Three	3 Months to	1 Year to
	Months	12 Months	5 Years	Total
3.00% - 3.99%	$27	$—	$—	$27
4.00% - 4.99%	20,132	41,268	26,190	87,590
5.00% - 5.99%	—	183,174	56,720	239,894

Total time deposits	$20,159	$224,442	$82,910	$327,511

Jumbo time deposits ($100,000 and over) mature as follows (in thousands):

	At December 31,
	2006	2005	2004
Due in three months or less	$26,201	$14,544	$9,310
Due from three months to one year	158,559	55,925	27,432
Due from twelve months to five years	63,718	113,551	56,992

	$248,478	$184,020	$93,734

Borrowings
     The Company has sold securities to certain of its customers under agreements to repurchase. These borrowings are collateralized by certain securities owned by the Company. The following summarizes these borrowings ($ in thousands):

	At or For the Year Ended
		December 31,
	2006	2005	2004
Balance at year-end	$22,503	$31,884	$2,009
Average balance during the year	$24,785	$6,707	$3,019
Interest expense during the year	$1,085	$212	$25
Average interest rate during the year	4.38%	3.16%	.83%
     The Company also has unsecured federal funds purchased lines of credit agreements with correspondent banks under which the Company could borrow up to $14.0 million. These lines are used for liquidity needs and generally are repaid within seven to fourteen days. The Company did not have any borrowings outstanding under these agreements at December 31, 2006 or 2005. At December 31, 2004, the Company had $4.0 million outstanding at a rate of 2.63%.
Selected Quarterly Results

	2006				2005
	Fourth	Third	Second	First	Fourth	Third	Second	First
	Quarter	Quarter	Quarter	Quarter	Quarter	Quarter	Quarter	Quarter
			(In thousands, except per share amounts)
Interest income	$12,341	$11,938	$11,277	$10,331	$9,411	$8,067	$6,497	$5,307
Interest expense	6,184	5,610	5,064	4,356	3,936	3,443	2,741	2,086
Net interest income	6,157	6,328	6,213	5,975	5,475	4,624	3,756	3,221
Provision for loan losses	357	223	95	299	378	485	491	186
Noninterest income	331	264	258	233	221	218	205	157
Noninterest expense	3,740	3,278	3,256	3,215	3,069	2,934	2,736	2,334
Earnings before income taxes	2,391	3,091	3,120	2,694	2,249	1,423	734	858
Net earnings	1,616	2,014	2,000	1,714	1,455	898	456	526
Basic earnings per common share	.32	.41	.41	.35	.31	.19	.09	.15
Diluted earning per common share	.25	.40	.40	.34	.30	.18	.09	.15

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
     Disclosure about the fair value of financial instruments, which reflect changes in market prices and rates, can be found in Note 17 of the notes to the consolidated financial statements.
Item 8. Financial Statements and Supplementary Data
     The financial statements of the Company as of and for the years ended December 31, 2006 and 2005 are set forth in this Form 10-K as Exhibit 13.1.
Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
     On April 7, 2007, the Company’s audit committee dismissed Osburn, Henning and Company (Osburn) as its independent registered certified public accountants, and engaged Hacker, Johnson & Smith PA as it new independent registered certified public accountants for 2006.
     The reports of Osburn on the Company’s financial statements for the fiscal years ended December 31, 2005 and 2004 did not contain an adverse opinion or a disclaimer of opinion and were not qualified or modified as to uncertainty, audit scope or accounting principle.

     On its Form 8-K filed April 10, 2006, the Company reported, and Osburn confirmed, that during the Company’s fiscal years ended December 31, 2005 and 2004 and the interim period in 2006 preceding Osburn’s dismissal that there were no disagreements on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreements, if not resolved to the satisfaction of Osburn, would have caused Osburn to make reference to the subject matter of the disagreements in connection with its report on the financial statements for such years and through April 7, 2006.
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
Item 9B. Other Information
     Not Applicable.
PART III
Item 10. Directors, Executive Officers, Promoters and Corporate Governance
Directors
     The following sets forth information on the Company’s directors:
     James Hewitt, age 64, has served as a director of the Company since 2002. Mr. Hewitt is a graduate of Florida State University. He is involved in the real estate investment market and previously served on the Board of Directors of United American Bank of Central Florida.
     Randy Burden, age 57, has served as a director of the Company since 2004. He is an investor in several Central Florida business enterprises. Mr. Burden previously founded and served as the Chairman of the Board of Citrus Bank.
     Vincent Hughes, age 66, has served as a director of the Company and Chair of the Audit Committee of the Company since 2002. Mr. Hughes is a graduate of Florida State University. He previously served as Vice President and Director with Hughes Supply Corporation and was formerly a Director with United American Bank. Mr. Hughes also serves on the Compensation Committee of the Company

     Michael Hattaway, age 61, has served as a director of the Company since 2003. Mr. Hattaway is a graduate of Florida State University and operates his own multi-faceted real estate company. He also serves on the Audit and Compensation Committees of the Company. Mr. Hattaway previously founded and served as Chairman of the Board of Community National Bank.
     David Powers, age 50, has served as a director of the Company since inception. Mr. Powers is a graduate of Rollins College, the University of Florida (School of Banking) and the University of Oklahoma (ABA Graduate School). He is founder of the Company and serves as President & CEO. Mr. Powers was previously President of Colonial Bank.
     Executive Officers
     The Company’s executive officers are David Powers and Shirley Tyler. The following sets forth information on Ms. Tyler:
     Shirley Tyler, age 52, has served as an executive officer of the Company since inception. Ms. Tyler is also a founder of the Company and serves as Executive Vice President and CFO of United Heritage Bank. She was previously Senior Vice President of Branch Administration and Retail Banking with Colonial Bank.
     Audit Committee Report
     The audit committee is comprised of the following independent directors:
Vincent S. Hughes, Chair and designated financial expert, Randy O. Burden, and J. Michael Hattaway.
     The Board of Directors has approved the Charter of the Audit Committee pursuant to the requirements of the SEC and Marketplace Rules of The NASDAQ Stock Market. The Audit Committee is responsible for reviewing all financial information, SEC filing information, budgets, examination reports, internal audit reports. Further, they review and discuss with the independent registered public accounting firm the matters required to be discussed by the auditing standards of the Public Company Accounting Oversight Board of the SEC. They have also reviewed the written disclosures and the letter from the independent registered public accounting firm confirming their independence. The Audit Committee has pre-approved audit related and non-audit services not prohibited by law to be performed by the Company’s independent registered public accounting firm and associated fees up to a maximum for any one non-audit service based upon agreed upon rates. The term of pre-approval is for one calendar year unless the Audit Committee approves otherwise. The Audit Committee also engages an independent consultant to provide counsel and third party review and comment of their assigned duties.
     Based upon the reviews and discussions referred to above, the Audit Committee has recommended to the Board that the financial statements referred to herein be included in the Annual Report of the Company and the Form 10-K for the year ended December 31, 2006.
     The foregoing report is furnished by the Audit Committee and will not be incorporated into any other filing with the SEC unless the Company specifically incorporates this report.
Vincent S. Hughes
Randy O. Burden
J. Michael Hattaway

Code of Ethics
     The Company has a Code of Ethics that applies to its principal executive officer and principal financial officer (who is also the principal accounting officer), which is included as Exhibit 14.1 to this Form 10-K.
Section 16(A) Reporting Requirements
     Under Section 16(a) of the Securities Exchange Act of 1934, directors and executive officers of the Company, and persons who beneficially own more than 10% of common stock, are required to make certain filings on a timely basis with the Securities and Exchange Commission. Reporting persons are required by SEC regulations to furnish the Company with copies of all Section 16(a) forms filed by them. Based on its review of the copies of Section 16(a) forms received by it, and on written representations from reporting persons concerning the necessity of filing a Form 5 — Annual Statement of Changes in Beneficial Ownership, the Company believes that, during 2006, all filing requirements applicable to reporting persons were met.
Item 11. Executive Compensation
     Compensation Discussion and Analysis
     This Compensation Committee of our Board oversees our compensation programs. Our compensation programs include programs designed for our executive officers.
     Definition of Executive Officers: The executive officers of the Company include the President & CEO (David Powers) and the Executive Vice President & CFO (Shirley Tyler).
     Objectives of the Compensation Plan: The Compensation Plan of United Heritage Bankshares of Florida, Inc. provides elements that address base compensation (salary) and incentive compensation (for defined extraordinary achievement and/or performance). The compensation standards of the Company are articulated in its Personnel Policies Handbook which is reviewed annually by the Board of Directors. Among other criteria, the Policy states: “United Heritage will pay wages that are comparable to those of similarly situated jobs in the surrounding area. UHB will monitor salary trends and levels within peer financial institutions. Factors impacting salary levels will also include: experience, position and authority level.
     The Board of Directors of the Company adopts each year an Employee Incentive Compensation Plan. The Plan outlines requirements for participation, formula for any funding, and allocation standards. The plan provides full authority to the Board to modify, amend or revoke any or all elements of the Plan.
     The Compensation Plan seeks to provide a fair salary package, within market range, commensurate with the expectation level of the position and the assigned responsibilities and goals defined for the job. All associates are reviewed annually for ranking and performance ratings.
     Salary increases are considered at that time based upon the achievement of performance standards, the performance of the Company and the market range of the job function.
     The Company has incentive plans which are established from time to time by the Board of Directors. These plans include: bonus distribution, stock option grants, 401-K matches and other promotion-specific plans that may be implemented. Approval of incentive payments is handled through the Compensation Committee and approved by the Board of Directors of the Company.
     The incentive element of the Compensation Plan seeks to motivate and encourage associates for extraordinary performance relative to the financial and regulatory performance of the Company. At the same time, the incentive plan also seeks to retain valuable associates.

Key overall performance objectives include the following:
•	Financial performance relative to budget plan.

•	Performance relative to strategic business plan as adopted by the Board.

•	Direct contribution to the overall financial success of the Company.

•	Extraordinary performance relative to key business opportunities.

•	Performance contribution relative to regulatory performance of the Company.

•	Performance relative to assigned objectives.

•	Performance of unit under management of the associate.
     Executive Officers are reviewed by performance appraisal. The performance appraisal is submitted to the Compensation Committee in December. The Compensation Committee reviews the performance appraisal, considers the contribution of the individual executive to the overall performance of the Company, measures performance relative to established goals and reviews those units under the direct control of the executive for performance relative to the accomplishments of the Company. The Compensation Committee makes a formal recommendation for any salary adjustment and any payment of incentive and/or incentive award. These recommendations are then reviewed in concert with peer data of comparable institutions. A final recommendation is then submitted by the Committee and approved by the Board of Directors of the Company.
          The Company is keenly aware of the value of the identified executive officers relative to the execution of the business plan, the development of the Company, the loyalty of associates and clients and the viability of the franchise value. Accordingly, certain elements of the Compensation Plan seek to retain and hold these individuals to the Company. This is accomplished through the vesting schedule in certain elements as well as the employment agreements which contain specific non-compete language in favor of the Company.
     Elements of the Compensation Plan:
•	Salary: The Company pays wages that are within the peer group range of comparable institutions for the job description of the executive. This peer group information is obtained through surveys produced by the trade associations of the Company as well as a review of public filings from comparable peer companies. Executive officers are included in the same overall employee benefit plan provide to each associate of the Company and its subsidiary. The Company utilizes the services of a Professional Employment Organization. Benefits are provided by the PEO and are not unique to the Company or its executive officers. Executive Officers are reviewed annually by the Compensation Committee of the Board of Directors. The Compensation Committee establishes ranges for salary compensation adjustments.

•	Stock Options: The Company has previously awarded stock options to certain key associates, including Executive Officers. These stock option awards are defined under the Officer and Employee Stock Option Plan adopted by the Company and approved by is shareholders. Among other objectives, the granting of stock options provides for the retention of key staff members, the recruitment of identified employee candidates, and the incentive for financial overachievement as defined elsewhere within this analysis.

•	Bonus Payments: The Employee Compensation Plan provides for a range of bonus payments based upon the financial performance of the Company relative to budget plan. Other factors also impact the distribution of any payment. The Company believes that the primary element of merit compensation should be directed towards incentive compensation versus salary compensation. This philosophy serves to maintain wage cost.

•	401-K: The Company provides, through its PEO, access to a 401-K plan. The plan is not specific to the Company. The Company does not have a formal matching program in place. Associates are encouraged to participate in the plan. The Company, based upon its financial performance, may consider a lump sum contribution to the plan. The approval of such contribution is made through the Compensation Committee and presented to the Board of Directors for approval. The Company has made a contribution to the plan in 3 of the prior 6 years.

•	Salary Continuation Agreement: The Company has adopted a Salary Continuation Plan for its Executive Officers. The purpose of the Plan is to provide specified benefits to the Executives who contribute materially to the continued growth, development and future business success of the Company. The agreement is unfunded for tax purposes and for purposes of Title I of the Employee Retirement Income Security Act of 1974, as amended from time to time.

•	Employment Agreements: The Company has entered into employment agreements with its Executive Officers. Among other factors, these agreements contain “non-competition, non-solicitation and non-interference” requirements by the executive in favor of the Company. The agreements also provide for a “change of control” payment to the executive in the event that the Company sells or is merged whereby 51% of the existing shareholders no longer represent the majority ownership.

•	Reimbursement of Expenses: The Company provides its executive officers with reimbursement for business related expenses, civic and charitable association membership dues, membership dues in business clubs and organizations that benefit the business development opportunities of the Company. The Company also provides an auto allowance, in lieu of mileage reimbursement or Company owned vehicles, to the executive officers.
          The Compensation Committee also considers peer group compensation information as provided by Trade Associations and other public traded peer financial institutions.
          Role of the executive officers in the Compensation Decisions: The Compensation Committee makes all final compensation determinations. The President and CEO shall prepare a recommendation on any other executive officers, along with a performance appraisal, for submission to the Committee; however, the Committee has full discretion to modify any recommendation.
          Compensation is related to performance: The Committee believes that a significant portion of the executives’ compensation is tied to the overall performance of the Company and its subsidiary Bank. Factors such as performance relative to budget plan, strategic plan, performance to peer group and regulatory comment are considered of equal importance and critical to any compensation consideration.
          Incentive Compensation should represent a large portion of the executives’ total compensation: The Company is moving to minimizing fixed compensation (i.e., base pay) to its executive officers with a heavier weight towards compensation factors that are predicated on current year performance. For calendar year 2006, the increase in executives’ base pay compensation did not exceed 4.5%
          Employment Agreements: As discussed below, the Company has entered into employment agreements with Mr. Powers and Mr. Tyler. Both Mr. Powers and Ms. Tyler have entered into revised agreements to be effective post-merger with Marshall and Ilsley Corporation upon the termination of the existing agreements pursuant to a change of control.
          The nature and amounts of executive compensation relating to 2006 are shown in the tables which follow:
SUMMARY COMPENSATION TABLE

							Non-Equity	Change in
							Incentive	Pension
Name and				Block			Plan	Value and	All Other
Principal				Awards	Option		Compen-	Nonqualified	Compen-
Position	Year	Salary ($)	Bonus ($)	($)	Awards ($)		sation ($)	($)	sation ($)	Total ($)
David G. Powers President and Chief Executive Officer of the Holding Corporation and the Bank	2006	$290,010	$90,000	—	$4,750	(1)		$15,507	$12,101	$412,368

Shirley L. Tyler Executive Vice President and Treasurer	2006	$115,756	$50,000	—	$950	(2)		$7,206	$10,592	$184,514

(1)	1,000 options at $4.75 per option.

(2)	200 options at $4.75 per option.
Executive Employment Agreements
     The Bank has entered into employment agreements with Mr. Powers and Ms. Tyler for a term of three years. The agreements provide for a base salary, discretionary bonuses as approved by the Board of Directors, and such other benefits as provided by the Bank to its employees generally. The agreements also provide that the executives will receive severance benefits if, prior to their respective agreement’s expiration, the Bank voluntarily terminates employment for any reason other than “cause” (as defined in the agreements) or he or she terminates employment for “good reason” (as defined in the agreements) (collectively, “Early Termination”). In the event of Early Termination, the executives would be entitled to severance payments consistent with the Bank’s normal payroll payment dates for a period of 18 months in the case of Mr. Powers and 12 months in the case of Ms. Tyler at amounts totaling an annual sum equal to the greater of (i) a continuation of the base salary in effect at the time of termination, or (ii) a higher base salary paid anytime during the 36 months preceding the time of termination. Additionally, the Bank would pay for continuation of health care benefits following termination during the period during which the executive is receiving severance payments. The employment agreements also contain confidentiality provisions and covenants not to solicit employees or clients during the employment term and for periods following termination of employment during which the executive is receiving any salary continuation payments from the Bank. Upon the closing of a change in control, Mr. Powers and Ms. Tyler are entitled to receive lump sum payments equal to three and one times, respectively, the executive’s base annual salary then in effect (or if greater, the highest annual salary during the 36 month period prior to the termination), plus the average annual bonus received by the executive during the three year period prior to termination. In addition, if the payment imposes any excise tax on the executive under Section 280G of the Internal Revenue Code of 1986, then the Bank is required to make an additional payment to the executive such that, after such payment, the executive would be reimbursed in full for such excise tax payment.
     The following are the estimated payments that would have been provided to each of the executive officers if the executive officer’s employment was terminated on December 31, 2006 as a result of Early Termination or a change in control of the Company had taken place on December 31, 2006:

	Payment as a Result	Payment as a Result
Executive	of Early Termination	of Change in Control
David G. Powers	$870,000	$2,620,000

Shirley L. Tyler	$115,000	$659,000

GRANTS OF PLAN – BASED AWARDS IN FISCAL 2006

Exercise
or Base
				Payouts		Future	Payouts	All	All	Price of
		Estimated	Future	Incentive	Estimated	Equity	Incentive	Other	Other	Option
		Under	Nonequity	Awards	Under	Awards	Plan	Stock	Option	Awards
	Grant	Threshold	Plan	Maximum	Threshold	Target	Maximum	Awards	Awards	(Price/Sh)
Name	Date	($)	Target ($)	($)	(#)	(#)	(#)	(#)	(#)	($) (1)
David G. Powers	1/3/2006	0	0	0	0	0	0	0	5,000	$15.00

Shirley L. Tyler	1/3/2006	0	0	0	0	0	0	0	1,000	$15.00

(1)	Closing price on date of grant $15.00
OUTSTANDING EQUITY AWARDS AT DECEMBER 31, 2006
EXECUTIVE OFFICERS

	Option Awards						Stock Awards
										Equity
									Equity	Incentive
								Market	Incentive	Plan
								Value	Plan	Awards;
								of	Awards;	Market
								Shares	Number	or Payout
			Equity				Number	or	of	Value of
			Incentive				of	Units	Unearned	Unearned
			Plan Awards				Shares	of	Shares,	Shares,
	Number of	Number of	Number of				or Units	Stock	Units or	Units or
	Securities	Securities	Securities				of Stock	that	Other	Other
	Underlying	Underlying	Underlying				that	have	Rights	Rights
	Unexercised	Unexercised	Unexercised	Option	Option	Option	have not	not	that have	that have
	Options (#)	Options (#)	Earned	Exercise	Exercised	Expiration	vested	vested	not vested	not vested
Name	Exercisable	Unexercisable	Options (#)	Price ($)	Price ($)	Date	(#)	($)	(#)	($)
David G. Powers	12,346	0	0	$12	0	4/1/2014
			27,000	$10	0	3/29/2011
			10,000	$14	0	12/30/2014
			10,000	$14	0	4/1/2015
			5,000	$15	0	1/3/2016

Shirley L. Tyler			20,000	$10	0	3/29/2011
			5,000	$14	0	12/30/2014
			3,000	$14	0	4/18/2015
			1,000	$15	0	1/3/2016
PENSION BENEFITS
EXECUTIVE OFFICERS

			Present Value of
		Number of Years	Accumulated	Payments During
Name	Plan Name	Credited Service (#)	Benefit ($)	Last Fiscal Year ($)
David G. Powers	Salary Continuation Plan	3 months	$15,507	0
Shirley L. Tyler	Salary Continuation Plan	3 months	$7,206	0
Director Compensation
     The Company pays its directors a flat fee based upon their assigned and expected participation and committee assignments.
     Members of the Board are paid a flat fee of $500 for each full Board of Directors Meeting. In addition, Mr. Burden, Mr. Hughes and Mr. Hattaway (considered independent Directors) are paid an additional $1,500 per month for their participation in the various committee meetings.
     Director compensation is reviewed each year by comparison to peer groups and to various trade association studies.
DIRECTOR COMPENSATION

						Change in
						Pension Value
		Fees				and
		Earned			Nonequity	Nonqualified
		or Paid-	Stock	Option	Incentive Plan	Deferred	All Other
		In Cash	Awards	Awards	Compensation	Compensation	Compen-
Name	Year	($)	($)	($)	($)	Earnings	sation ($)	Total ($)
Randy O. Burden	2006	$30,000	0	0	0	0	0	$30,000
J. Michael Hattaway	2006	$31,450	0	0	0	0	0	$31,450
James L. Hewitt	2006	$113,000	0	0	0	0	0	$113,000
Vincent S. Hughes	2006	$31,000	0	0	0	0	0	$31,000
David G. Powers	2006	$13,000	0	0	0	0	0	$13,000

Compensation Committee Interlocks and Insider Participation
     The Compensation Committee consists of Vincent S. Hughes, Randy O. Burden, and J. Michael Hattaway, all of whom are independent non-management directors. None of the Compensation Committee members has served as an officer or employee of the Company, and none of the Company’s executive officers has served as a member of a compensation committee or board of directors of any other entity, which has an executive officer serving as a member of the Company’s Board of Directors.
Compensation Committee Report
     The Compensation Committee has reviewed and discussed the Compensation Discussion and Analysis required by Item 402(b) of Regulation S-K with management. Based upon such review, the related discussions and such other matters deemed relevant and appropriate by the Compensation Committee, the Compensation Committee has recommended to the Board of Directors that the Compensation Discussion and Analysis be included in this Form 10-K to be delivered to shareholders.
THE COMPENSATION COMMITTEE

Vincent S. Hughes
Randy O. Burden
J. Michael Hattaway
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
EQUITY COMPENSATION PLAN INFORMATION

			Number of Securities
			Remaining Available for
			Future Issuance Under
	Number of Securities to	Weighted-Average	Equity Compensation
	be issued upon exercise of	Exercise Price of	Plans (Excluding
	Outstanding Options,	Outstanding Options	Securities Reflected in
Plan Category	Warrants and Rights	Warrants and Rights	Column)
Equity compensation plans approved by security holders	560,177	$12.20	111,148

Equity compensation plans not approved by security holders	—	$—	0

Total	560,177	$12.20	111,148
     The following table sets forth information regarding the beneficial owners of Common Stock by (i) each person known by the Company to own beneficially 5% or more of the outstanding common stock; (ii) each of the Company’s Directors and each of the executive officers of the Company as named in the Summary Compensation Table; and (iii) all directors and executive officers of the Company as a group. Unless otherwise listed, the information in the table is given as of the Record Date:

	Amount and Nature of Beneficial
Name of Beneficial Owner	Ownership	Percent of Class
5% or More of Outstanding Stock

N/A	N/A	N/A

Director and Executive Officer Ownership

Randy O. Burden	214,353	4.24%
Michael J. Hattaway	214,353	4.24	%(1)
James L. Hewitt	215,000	4.25%
Vincent S. Hughes	91,646	1.81	%(2)
David G. Powers	87,370	1.73	%(3)
Shirley Tyler	41,650	0.82	%(4)

All Directors and Executive Officers as a group (6 persons)	864,372	17.10%

(1)	Includes 24,566 presently exercisable options and 161,510 shares held by a family trust.

(2)	Includes 54,300 shares held by a revocable trust.

(3)	Includes 50,346 presently exercisable options and 15,000 shares held by his IRA.

(4)	Includes 24,400 presently exercisable options and 2,500 shares held by her IRA.

Item 13. Certain Relationships and Related Transactions and Director Independence
     Certain Transactions
     The Bank has outstanding loans to certain of its directors, executive officers, their associates and members of the immediate families of such directors and executive officers. These loans were made in the ordinary course of business, were made on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with persons not affiliated with the Bank and did not involve more than the normal risk of collectibility or present other favorable features.
     Director Independence
      The Board of Directors has determined that a majority of the Company’s directors are independent. In determining director independence, the Board considers all relevant facts and circumstances, including the rules of the National Association of Securities Dealers. The Board considers the issue not only from the standpoint of a director, but also from that of persons or organizations with which the director has an affiliation. The Board of Directors has determined that the following three directors of the Company’s five directors following the Annual Meeting are independent under these guidelines: Messrs. Burden, Hattaway and Hughes. As a member of management, Mr. Powers is not considered independent. The other non-management director (who is not considered independent because of his compensation arrangement with the subsidiary Bank) is

Mr. Hewitt, who continues to participate in the Board’s activities and provide valuable insights and advice.
Item 14. Principal Accountant Fees and Services
     The following sets forth information on the fees paid by the Holding Corporation to Osburn, Henning and Company for 2005 and Hacker, Johnson & Smith PA for 2006:

	2006	2005
Audit fees	$67,000	64,725
Audit related fees	—	—
Tax fees	5,000	5,025

Subtotal	72,000	69,750

All other fees	—	—

Total fees	$72,000	69,750

     These services are actively monitored (both spending level and work content) by the Audit Committee to maintain the appropriate objectivity and independence in the core work of Hacker, Johnson & Smith PA, which is the audit of the Holding Corporation’s consolidated financial statements.
Services Provided by Hacker, Johnson & Smith, PA
     All services rendered by Hacker, Johnson & Smith, PA are permissible under applicable laws and regulations, and are pre-approved by the Audit Committee. Pursuant to the rules of the SEC, the fees paid to Osburn, Henning and Company and Hacker, Johnson & Smith, PA for services are disclosed in the table above under the categories listed below.
1)	Audit Fees — These are fees for professional services perform for the audit of the Company’s annual financial statements and review of financial statements included in the Company’s 10-Q filings, and services that are normally provided in connection with statutory and regulatory filings or engagements.

2)	Audit-Related Fees — These are fees for assurance and related services performed that are reasonably related to the performance of the audit or review of the Company’s financial statements. No such services were performed by Hacker, Johnson & Smith, PA in 2006.

3)	Tax Fees — These are fees for professional services performed by Hacker, Johnson & Smith, PA with respect to tax compliance, tax advice and tax planning. This includes preparation of original and amended tax returns for the Company and its consolidated subsidiary; refund claims; payment planning; tax audit assistance; and tax work stemming from “Audit-Related” items.

4)	All Other Fees — These are fees for other permissible work performed that does not meet the above category descriptions. No such services were performed in 2006 or 2005.

Item 15. Exhibits and Financial Statements Schedules

3.1	-	Articles of Incorporation of United Heritage Bankshares of Florida, Inc. **

3.2	-	Bylaws of United Heritage Bankshares of Florida, Inc. ****

4.1	-	Specimen Stock Certificate of United Heritage Bankshares of Florida, Inc. **

10.1	-	Employment Agreement, dated as of March 15, 2004, amended September 21, 2006, between United Heritage Bank and David G. Powers *****

10.2	-	United Heritage Bankshares of Florida, Inc. Directors’ Stock Option Plan *

10.3	-	United Heritage Bankshares of Florida, Inc.’s Officers’ and Employees’ Stock Option Plan *

10.4	-	Employment Agreement, dated as of March 15, 2004, amended September 21, 2006, between United Heritage Bank and Shirley L. Tyler *****

13.1	-	Financial Statements of United Heritage Bankshares of Florida, Inc. and Subsidiary

14.1	-	Code of Ethics *

21.1	-	List of Subsidiaries of United Heritage Bankshares of Florida, Inc.

23.1	-	Consent of Hacker, Johnson & Smith PA

31.1	-	Certification of Chief Executive Officer required by Rule 13a-14(a)/15d-14(a) under the Exchange Act

31.2	-	Certification of Chief Financial Officer required by Rule 13a-14(a)/15d-14(a) under the Exchange Act

32.1	-	Certification of Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	-	Certification of Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Incorporated by reference to the corresponding exhibit number in the Company’s Form 10-KSB filed for the year ended December 31, 2003.

**	Incorporated by reference to the corresponding exhibit number in the Company’s Form 10-QSB filed for the quarter ended March 31, 2003.

***	Incorporated by reference to the corresponding exhibit number in the Company’s Form 10-QSB filed for the quarter ended March 31, 2004.

****	Incorporated by reference to the corresponding exhibit number in the Company’s Form 10-QSB filed for the quarter ended June 30, 2004.

******	Incorporated by reference in the Company’s Form 8-K filed September 25, 2006.

SIGNATURES
     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has caused this report to be duly signed on its behalf by the undersigned, thereunto duly authorized, in the City of Orlando, State of Florida, on the 30th day of March, 2007.

UNITED HERITAGE BANKSHARES OF FLORIDA, INC.

/s/ David G. Powers

President and Chief Executive Officer

/s/ Shirley L. Tyler

Executive Vice President and Treasurer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on March 30, 2007.

Signature	Title

/s/ James L. Hewitt James L. Hewitt	Director

/s/ David G. Powers David G. Powers	Director

/s/ J. Michael Hattaway J. Michael Hattaway	Director

/s/ Vincent S. Hughes Vincent S. Hughes	Director

/s/ Randy O. Burden Randy O. Burden	Director

United Heritage Bankshares of Florida, Inc.
Form 10-K
For Fiscal Year Ending December 31, 2006
EXHIBIT INDEX

Exhibit
No.	Exhibit

13.1	Financial Statements of United Heritage Bankshares of Florida, Inc. and Subsidiary

21.1	Subsidiaries of the Registrant

23.1	Consent of Hacker, Johnson & Smith PA

31.1	Certification of President and Chief Executive Officer under §302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Executive Vice President and Treasurer under §302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of President and Chief Executive Officer under §906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Executive Vice President and Treasurer under §906 of the Sarbanes-Oxley Act of 2002